Form 10-Q
period 1996-03-31
CAPITAL RE CORP
filed 1996-05-07
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED MARCH 31, 1996

                                    OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM    TO
           -----------------------------------------------------
                           CAPITAL RE CORPORATION
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           -----------------------------------------------------
DELAWARE                      1-10995                          52-1567009
(STATE OR OTHER       (COMMISSION FILE NUMBER)              (IRS EMPLOYER
JURISDICTION OF                                     IDENTIFICATION NUMBER)
INCORPORATION OR
ORGANIZATION)

                      1325 AVENUE OF THE AMERICAS
                               18TH FLOOR
                       NEW YORK, NEW YORK 10019
                            (212) 974-0100
(NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
(REGISTRANT BECAME SUBJECT TO THE FILING REQUIREMENTS ON APRIL 8, 1992.)

AS OF MAY 6, 1996, THERE WERE OUTSTANDING 15,666,325 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                       PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION
           AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET -MARCH 31, 1996
          (UNAUDITED) AND DECEMBER 31, 1995                             3

          CONSOLIDATED STATEMENT OF INCOME - (UNAUDITED)
           THREE MONTHS ENDED MARCH 31,1996 AND MARCH 31, 1995          4


          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)       5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
           THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31 1995          6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8-15


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                          16-18

SIGNATURES                                                             19


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                       March 31,         December 31,
                                          1996                1995
                                      ----------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  amortized cost: $643,202 in
  1996 and $652,966 in 1995)            $657,880             $687,657
Short-term investments, at cost,
  which approximates market              142,524               84,110
                                         -------              -------
Total Investments                        800,404              771,767

Cash                                       5,016                4,537
Accrued investment income                  9,184                9,481
Deferred acquisition costs               104,573              102,353
Prepaid reinsurance premiums              75,345               62,133
Reinsurance recoverable on
  ceded losses                             2,799                2,524
Funds held under reinsurance
  agreements                               3,832                3,832
Premiums receivable                       25,560               17,907
Other assets                               7,026                7,351
                                      ----------             --------
    Total Assets                      $1,033,739             $981,885
                                      ==========             ========

LIABILITIES
Deferred premium revenue                $325,619             $314,451
Reserve for losses and loss
  adjustment expenses                     14,781               12,783
Profit commission liability               12,092                8,806
Ceded balances payable                    23,029                8,000
Current taxes payable                      1,582                  ---
Deferred federal income
  taxes payable                           45,547               50,187
Subordinated notes payable                16,000               16,000
Long-term debt                            74,753               74,744
Other liabilities                          8,843                9,971
                                        --------             --------
    Total Liabilities                   $522,246             $494,942
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1996 and 1995          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,666,325 and
  14,805,055 shares issued and
  outstanding in 1996 and
  1995, respectively                         158                  150
Additional paid-in capital               217,377              191,654
Retained earnings                        213,055              201,228
Treasury stock; 182,700 shares
  in 1996 and 1995                       (3,638)              (3,638)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                    9,541                22,549
                                        -------               -------
Total Stockholders' Equity              436,493               411,943
                                        -------               -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,033,739              $981,885
                                     ==========              ========

See Accompanying Notes to Unaudited Consolidated Financial

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
                            (Unaudited)
          (Dollars in thousands except per share amounts)

                                           Three Months Ended
                                                 March 31,
                                           --------------------
                                            1996          1995
                                           --------------------
REVENUES:
Gross premiums written                   $34,255        $24,189
Ceded premiums                            16,195          2,441
                                         -------        -------
     Net premiums written                 18,060         21,748
     Decrease(increase)
     in deferred premium revenue           2,044        (7,819)
                                         -------        -------
    Net premiums earned                   20,104         13,929
Net investment income                     12,286         11,276
Net realized (loss)gain                     (95)            254
Other income                                 244            114
                                          ------         ------
    Total Revenues                        32,539         25,573
                                          ------         ------


EXPENSES:
Loss and loss adjustment
  expenses                                 1,409           (85)
Acquisition costs                          8,857          7,291
Increase in deferred
  acquisition costs                      (2,221)        (2,560)
Profit commission expense                    953            329
Other operating expenses                   3,147          3,107
Interest expense                           1,741          1,707
Foreign exchange loss                         26            ---
Minority interest in
  Capital Re LLC                           1,434          1,434
                                          ------         ------
    Total Expenses                        15,346         11,223
                                          ------         ------

    Income before provision
     for federal income taxes             17,193         14,350

Provision for federal income taxes
   Current                                 2,062          1,630
   Deferred                                2,364          1,643
                                           -----          -----
Total provision for federal income taxes   4,426          3,273
                                           -----          -----

Net Income                               $12,767        $11,077
                                         =======        =======

Earnings per common share                  $0.84          $0.75
                                         =======        =======

Cash dividends per common share            $0.06          $0.05
                                         =======        =======

Weighted average number of common
  shares outstanding                      15,268         14,783
                                         =======        =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
                            (Unaudited)
             (Dollars in thousands except  share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1996      $150     $191,654    $201,228   ($3,638)
Net Income                      -          -         12,767       -
Issuance of common stock
  (861,270 shares)              8        25,723        -          -

Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Dividend ($.06 per
  common share)                 -          -          (940)       -
                            ------------------------------------------
Balance, March 31, 1996       $158     $217,377    $213,055   ($3,638)
                            ==========================================


                                NET UNREALIZED
                                GAIN/(LOSS) ON
                               FIXED MATURITIES
                                  SECURITIES               TOTAL
                                AVAILABLE FOR           STOCKHOLDERS'
                                     SALE                  EQUITY
                            -----------------------------------------
Balance, January 1, 1996             $22,549              $411,943
Net Income                              -                   12,767
Issuance of common stock
  (861,270 shares)                      -                   25,731
Fixed maturities securities
  available for sale adjustments    (13,008)              (13,008)
 Dividend ($.06 per
  common share)                         -                    (940)
                            -----------------------------------------
Balance, March 31, 1996               $9,541              $436,493
                            =========================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                             -------------------------
                                                  1996            1995
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $12,767         $11,077
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                 10              10
  Net amortization of security
   premiums                                        335             381
  Provision for deferred federal
   income taxes                                  2,364           1,643
  Acquisition costs deferred                   (8,857)         (7,291)
  Amortization of deferred
   acquisition costs                             6,637           4,731
  Change in accrued investment income              297             820
  Change in premiums receivable, net             5,732         (6,116)
  Change in deferred premium revenue, net      (2,045)           7,819
  Change in outstanding loss reserves, net       1,724           (153)
  Net realized loss (gains) on investments          95           (254)
  Other                                          5,929           1,371
                                              --------         -------
Net Cash Provided by Operating Activities       24,988          14,038


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities                (19,764)        (33,430)
  Sales-fixed maturites                         26,698          12,046
  Maturities- fixed maturities                   2,400           5,323
Securities held-to-maturity:
  Maturities- fixed maturities                       0           1,054
(Purchases) Maturities of short-term
   investments, net                           (58,415)           5,254
Other                                            (219)            (71)
                                             --------         --------
Net Cash Used by Investing Activities         (49,300)         (9,824)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                 25,731              31
Dividends paid                                   (940)           (739)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                          24,791           (708)
Effect of exchange rate changes on cash              0             (2)
                                             ---------        --------
Increase in Cash                                   479           3,504
Cash at Beginning of Period                      4,537           3,523
                                             ---------        --------
  Cash at End of Period                          5,016           7,027
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.




            CAPITAL RE CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                       MARCH 31, 1996


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1995 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2.   REINSURANCE

Ceded earned premium for the three months ended March 31, 1996 and 1995, was $3.0 million and $1.9 million, respectively. Ceded losses for the same periods were $1.9 million and $0.1 million, respectively.

3.   INCOME TAXES

The effective tax rate for the three months ended March 31, 1996 and 1995 was lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the three months ended March 31, 1996 and 1995 were $0.5 million and $0 million, respectively.

4.   OTHER

Interest paid for each of the three months ended March 31, 1996 and 1995 was $0.5 million.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has as operating subsidiaries five wholly owned specialized professional reinsurance companies. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the state of Maryland, commenced operations in January 1988. Capital Reinsurance is principally engaged in the business of financial guaranty reinsurance, which includes the reinsurance of municipal and non-municipal bond insurance policies. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations. Capital Mortgage Reinsurance Company (Bermuda) Ltd. ("Capital Mortgage Bermuda"), a Bermuda domiciled company, commenced operations in March 1994. Capital Mortgage Bermuda is engaged in the business of reinsuring financial guaranty, mortgage guaranty and trade credit and other specialty insurance policies, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage, and Capital Credit Reinsurance Company, Ltd. ("Capital Credit"). Capital Credit, also a Bermuda-domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit and other specialty insurance lines, financial guaranty insurance, mortgage guaranty insurance and also assumes business as a retrocessionaire of Capital Reinsurance and Capital
Mortgage.   Capital Title Reinsurance Company ("Capital Title"),
a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH
31, 1995

Net income for the three months ended March 31, 1996, increased 15.3% to $12.8 million from $11.1 million for the same period of 1995. On a per share basis, net income increased to $0.84 for the three months ended March 31, 1996 from $0.75 for the same period of 1995, or 12.0%. Growth in net premiums earned to $20.1 million from $13.9 million, or 44.6%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's continued diversification efforts into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 41.7% to $34.3 million for the three months ended March 31, 1996 from $24.2 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty and non-municipal lines of business. The following table shows gross written premiums by line of business for the three months ended March 31, 1996 and March 31, 1995.


                   GROSS PREMIUMS WRITTEN
                     THREE MONTHS ENDED
                          MARCH 31,
                   1996               1995
                   ----               ----
                    (dollars in millions)
Municipal          $9.1               $9.8
Mortgage           17.6               10.2
Non-Municipal       4.2                1.8
Credit              3.4                2.4
                  -----              -----
                  $34.3              $24.2

Net premiums written decreased by 16.6% to $18.1 million for the three months ended March 31, 1996 from $21.7 million for the same period in 1995. This decrease was related to a significant increase in ceded premiums partially offset by the 41.7% increase in gross premiums written. Ceded premiums for the first quarter of 1996 increased to $16.2 million from $2.4 million in the first quarter of 1995. Of the $16.2 million in premiums ceded, $13.6 million represents a non-recurring upfront premium cession associated with a single mortgage guaranty reinsurance transaction. Gross premiums written under the corresponding assumed contract are payable to the Corporation in annual installments and, therefore, to date, although 100% of ceded premiums have been paid, the Corporation has only collected approximately 30% of all premiums expected under the assumed contract. As a result of the non-recurring ceded premium transaction, the majority of the Corporation's 1996 ceded premium budget has been realized in the first quarter of 1996. The following table shows net premiums written by line of business for the three months ended March 31, 1996 and March 31, 1995.

                   NET PREMIUMS WRITTEN
                    THREE MONTHS ENDED
                        MARCH 31,
                   1996             1995
                   ----             ----
                   (dollars in millions)
Municipal          $6.4             $7.4
Mortgage            4.0             10.1
Non-Municipal       4.2              1.8
Credit              3.5              2.4
                  -----            -----
                  $18.1            $21.7

For the three months ended March 31, 1996, net premiums earned increased 44.6% to $20.1 million from $13.9 million for the comparable 1995 period. This increase was primarily due to growth in net premiums earned in the mortgage and credit reinsurance lines of business. For the three months ended March 31, 1996, net refunded earned premium increased to $1.9 from $0.8 million for the comparable period in 1995. Excluding the effects of net refunded earned premium, net premiums earned increased 38.9% to $18.2 million from $13.1 million for the three months
ended March 31, 1996 and 1995, respectively.   A refunding
extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the three months ended March 31, 1996 and March 31, 1995. For the three month period ended March 31, 1996 and 1995, ceded earned premium was $3.0 million and $1.9 million, respectively.

                   NET PREMIUMS EARNED
                    THREE MONTHS ENDED
                         MARCH 31,
                   1996           1995
                   ----           ----
                  (dollars in millions)
Municipal          $8.1           $7.4
Mortgage            8.6            4.5
Non-Municipal       1.2            1.1
Credit              2.2            0.9
                  -----          -----
                  $20.1          $13.9

For the three months ended March 31, 1996, net investment income increased 8.8% to $12.3 million from $11.3 million for the comparable period in 1995. Growth in investment income was primarily attributable to an investment portfolio enlarged by an increase in invested assets from positive operating cash flows during the twelve months ended March 31, 1996. In addition, the Corporation recognized net realized losses of ($0.1) million for the three months ended March 31, 1996 compared to net realized gains of $0.3 million for the same period in 1995.

Loss and loss adjustment expenses increased to $1.4 million from ($0.1) million for the three months ended March 31, 1996 and 1995, respectively. Losses recorded in the three months ended March 31, 1996 were primarily attributable to the mortgage guaranty and credit reinsurance lines of business. This increase is reflective of the maturation of the books of business assumed in prior years and is consistent with the expected loss development pattern for these lines of business. Ceded losses for the three months ended March 31, 1996 and 1995 were $1.9 million and $0.1 million, respectively.

Total expenses increased 36.6% to $15.3 million for the three months ended March 31, 1996 from $11.2 million in the same period of 1995. This increase was attributable to the increase in loss and loss adjustment expenses described above, as well as, an increase in acquisition costs incurred, primarily commissions, related to
new business.   As a result, the combined ratio increased to
60.4% for the three months ended March 31, 1996 from 58.0% for the comparable 1995 period.

For the three months ended March 31, 1996, the total tax provision increased to $4.4 million from $3.3 million for the same period in 1995. In addition, the effective tax rate increased to 25.7% in the first quarter of 1996 from 22.8% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the state of Maryland, and under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1996 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1995, or approximately $32.9 million. For the three months ended March 31, 1996, Capital Reinsurance paid $4.0 million in dividends to the Corporation.

Credit Re Corporation relies on dividends from its wholly owned subsidiary, Capital Credit, for funds which it provides the Corporation. Capital Credit's major sources of liquidity are also funds generated from reinsurance premiums, net investment income and maturing investments. Capital Credit is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of Capital Credit, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda Law, and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda Law. Since its organization, Capital Credit has not declared nor paid any dividends.

Capital Mortgage and Capital Title are subject to the dividend restrictions imposed under New York Insurance Law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York Insurance Law). Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by Capital Mortgage during the preceding twelve months, exceeds the lesser of 10% of the company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York Insurance Department, or 100% of adjusted net investment income (as defined under New York Insurance Law) during such period, unless, upon prior application, the Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage will retain sufficient surplus to support its obligations and writings. Capital Mortgage Bermuda's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those described in the preceding paragraph for Capital Credit. To date, Capital Mortgage, Capital Mortgage Bermuda and Capital Title have not declared or paid any dividends.

In January 1994, the Corporation formed and capitalized, through the purchase of common shares, Capital Re LLC. Capital Re LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds of such issuance to the Corporation to fund its business operations. In January 1994, Capital Re LLC issued $75.0 million of Company obligated mandatorily redeemable preferred securities, the proceeds of which were loaned to the Corporation. The Corporation has, among other undertakings, unconditionally guaranteed all legally declared and unpaid dividends of Capital Re LLC. The Company obligated mandatorily redeemable preferred securities were issued at $25 par value per share and pay monthly dividends at a rate of 7.65% per annum. Also in January 1994, Capital Reinsurance and Capital Credit invested an aggregate of $120.0 million to capitalize Capital Mortgage. Of the total original contribution of $120.0 million, Capital Reinsurance invested $94.8 million and Capital Credit invested $25.2 million.

On February 12, 1996, the Corporation completed a public offering of approximately 3.5 million shares of common stock. Of the 3.5 million shares, an institutional shareholder sold 2.6 million shares and the Corporation sold 853,120 shares in the public offering generating net proceeds to the Corporation of approximately $25.9 million of which $21.5 million was used to complete the $25 million capitalization of Capital Title Reinsurance Company. The remaining $4.4 million was used for Corporation expenses associated with the public offering and general corporate purposes. The Corporation received no proceeds from the institutional shareholder's sale of shares.

During 1992, the Corporation's Board of Directors established an initial policy of declaring quarterly dividends at the rate of $0.05 per share, or $0.20 annually, on the Corporation's issued common stock. In October of 1995, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.06 per share, or $0.24 annually. For the three months ended March 31, 1996, common dividends were declared and paid in the amount of $0.9 million or $0.06 per share.

Cash flows from operations for the three months ended March 31, 1996 and 1995, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $25.3 million and $14.0 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At March 31, 1996, cash and investments approximated $805.4 million, an increase of $29.1 million, or 3.8%, from $776.3 million at December 31, 1995. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of March 31, 1996, the entire investment portfolio was invested in highly-rated fixed income securities.

On November 30, 1995, the Corporation reclassified all investments previously categorized as "held to maturity" to "available for sale", under the provisions of "A Guide to Implementation of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities" issued November 15, 1995 by the Financial Accounting Standards Board. This allows enterprises a one-time reassessment of the appropriateness of the classifications of securities and permits them to account for any resulting reclassifications between categories at fair value in accordance with SFAS 115. At December 31, 1995, this reclassification had the effect of increasing stockholders' equity by $8.8 million.

Approximately $153.2 million or 19.1% of the Corporation's investment portfolio is comprised of mortgage-backed securities ("MBS") at March 31, 1996. Of the MBS portfolio, approximately $67.8 million or 44.3% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest.

The following is a summary of the Corporation's MBS portfolio as of March 31, 1996.

TYPE:
DOLLARS IN             AMORTIZED     MARKET   PERCENTAGE   ESTIMATED
THOUSANDS)               COST        VALUE        OF        AVERAGE
                                              INVESTMENT     LIFE
                                              PORTFOLIO   (IN YEARS)
Agency -
  Pass-throughs         $61,232     $61,074      7.6%        10.4
  Sequentials             1,879       2,028      0.2%         6.8
  Planned Amortization
    Interest Only
    Certificates          4,151       4,680      0.6%         4.6
Total Agency             67,262      67,782      8.4%

Non-Agency -
  Planned Amortization
    Classes              36,300      36,658      4.6%         5.6
  Sequentials            47,806      48,713      6.1%        10.9
Total Non-Agency         84,106      85,371     10.7%

Total Mortgage-Backed
Securities             $151,368    $153,153     19.1%

Because all of the Corporation's investment securities are allocated to the available-for-sale portfolio, the carrying value of these securities is equivalent to market value at March 31, 1996. This valuation caused an increase in stockholders' equity from the MBS portfolio of approximately $1.2 million, net of tax, because, at March 31, 1996, the market value of the Corporation's MBS portfolio exceeded amortized cost by approximately $1.8 million. The Corporation's MBS are of the type that are actively traded in a liquid market. Market values are obtained by using external securities industry computer services which also provide prepayment experience. As of March 31, 1996, the entire MBS portfolio was invested in high quality triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of March 31, 1996, $36.7 million or approximately 23.9% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $111.8 million, or 73.0%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At March 31, 1996, the Corporation has investments in two PAC interest-only certificates which are considered highly volatile. Interest-only certificates are those in which all of the interest from a MBS is distributed to one bond class, the interest-only class. These securities have synthetic coupon rates and perform differently from the underlying collateral when interest rates change. These coupon rates are defined as synthetic because all of the cash flows from an interest-only security are derived from the coupon payment, which differs from a traditional fixed income security which has cash flows from both coupon payments and returns of principal. Traditional fixed income securities usually increase in market value when interest rates fall and decrease in market value when interest rates rise. Because of the structure of interest-only securities, they are ''negative duration'' securities that increase in value when rates rise and decrease in value when rates fall. These securities pay interest and return principal based upon the prepayments of the mortgage collateral but do not track the market value of the underlying collateral. The market or carrying value of these two PAC interest-only certificates totaled $4.7 million or approximately 0.6% of the Corporation's entire investment portfolio at March 31, 1996.

On January 27, 1996, the Corporation extended its existing agreement with Deutsche Bank AG for the provision of a $25.0 million liquidity facility (the ''DB Liquidity Facility'') which is available for general corporate purposes. The DB Liquidity Facility was extended for one year and is scheduled to expire on January 27, 1997. The Corporation has not borrowed under the DB Liquidity Facility. Capital Reinsurance also entered into an agreement on January 31, 1994 with Deutsche Bank AG for a credit facility of up to $75.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2003.



PART II -   OTHER INFORMATION



ITEM 3  -   EXHIBITS AND REPORTS ON FORM 8-K

            (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:


            EXHIBIT
            NUMBER          DESCRIPTION
            --------        ------------
              11          STATEMENT RE: COMPUTATION OF
                          PER SHARE EARNINGS (UNAUDITED)

            (B) REPORTS ON FORM 8-K

            NO REPORTS ON FORM 8-K WERE FILED COVERING EVENTS
            OCCURRING DURING THE FIRST QUARTER 1996.



                        INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                           PAGE
- - --------        -----------                           ----

11              STATEMENT RE: COMPUTATION OF
                PER SHARE EARNINGS (UNAUDITED)          18





                              SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            CAPITAL RE CORPORATION



DATE:              MAY 6, 1996               BY /S/DAVID A. BUZEN
                                                ---------------
                                                DAVID A. BUZEN
                                                EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER


DATE:              MAY 6, 1996               BY /S/ALAN S. ROSEMAN
                                               -----------------
                                               ALAN S. ROSEMAN
                                               SENIOR VICE PRESIDENT,
                                               GENERAL COUNSEL AND
                                               SECRETARY