Form 10-Q
period 1996-06-30
CAPITAL RE CORP
filed 1996-08-14
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED JUNE 30, 1996

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

AS OF AUGUST 12, 1996, THERE WERE OUTSTANDING 15,753,175 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION
           AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS -JUNE 30, 1996
          (UNAUDITED) AND DECEMBER 31, 1995                          3

          CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
           SIX MONTHS ENDED JUNE 30,1996 AND JUNE 30, 1995           4


          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)       5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
           SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30 1995           6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9-18


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                       19-21

SIGNATURES                                                          22


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                       June 30,         December 31,
                                           1996                1995
                                      ----------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  amortized cost: $678,685 in
  1996 and $652,966 in 1995)            $691,382             $687,657
Short-term investments, at cost,
  which approximates market              137,317               84,110
                                         -------              -------
Total Investments                        828,699              771,767

Cash                                       3,717                4,537
Accrued investment income                 10,856                9,481
Deferred acquisition costs               106,751              102,353
Prepaid reinsurance premiums              75,527               62,133
Reinsurance recoverable on
  ceded losses                             4,891                2,524
Funds held under reinsurance
  agreements                               3,832                3,832
Premiums receivable                       15,894               17,907
Other assets                               8,852                7,351
                                      ----------             --------
    Total Assets                      $1,059,019             $981,885
                                      ==========             ========

LIABILITIES
Deferred premium revenue                $330,381             $314,451
Reserve for losses and loss
  adjustment expenses                     18,538               12,783
Profit commission liability               14,968                8,806
Ceded balances payable                     5,808                8,000
Deferred federal income
  taxes payable                           48,831               50,187
Subordinated notes payable                16,000               16,000
Long-term debt                            74,762               74,744
Other liabilities                         26,144                9,971
                                        --------             --------
    Total Liabilities                   $535,432             $494,942
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1996 and 1995          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,728,625 and
  14,805,055 shares issued and
  outstanding in 1996 and
  1995, respectively                         159                  150
Additional paid-in capital               218,649              191,654
Retained earnings                        225,396              201,228
Treasury stock; 189,700 and
  182,700 shares in 1996 and
  1995, respectively                     (3,870)              (3,638)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                    8,253                22,549
                                        -------               -------
Total Stockholders' Equity              448,587               411,943
                                        -------               -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,059,019              $981,885
                                     ==========              ========

See Accompanying Notes to Unaudited Consolidated Financial

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
                            (Unaudited)
          (Dollars in thousands except per share amounts)

                                   Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                   ---------------      ----------------
                                    1996     1995       1996     1995
                                   ---------------      ----------------
REVENUES:
Gross premiums written           $30,957   $21,202    $65,212   $45,391
Ceded premiums                     4,055     1,900     20,250     4,341
                                 -------   -------    -------   -------
     Net premiums written         26,902    19,302     44,962    41,050
     Increase in deferred
       premium revenue            (4,580)   (2,718)   (2,536)  (10,538)
                                 -------   -------    -------   -------
    Net premiums earned           22,322    16,584    42,426     30,512
Net investment income             12,497    11,486    24,782     22,761
Net realized (loss)gain            (716)         7     (811)        261
Other income                         519        26       763        138
                                  ------    ------    ------     ------
    Total Revenues                34,622    28,103    67,160     53,672
                                  ------    ------    ------     ------

EXPENSES:
Loss and loss adjustment
  expenses                         2,357     1,381     3,766      1,296
Acquisition costs                  9,328     7,294    18,185     14,585
Increase in deferred
  acquisition costs              (2,178)   (1,164)    (4,399)   (3,724)
Profit commission expense          1,387       425     2,340        754
Other operating expenses           2,358     1,998     5,504      5,104
Interest expense                   1,740     1,733     3,480      3,441
Foreign exchange loss               (11)         0        15          0
Minority interest in
  Capital Re LLC                   1,434     1,434     2,869      2,869
                                  ------    ------    ------     ------
    Total Expenses                16,415    13,101    31,760     24,325
                                  ------    ------    ------     ------

    Income before provision
     for federal income taxes     18,207    15,002    35,400     29,347

Provision for federal income taxes
   Current                           943     2,343     3,005      3,972
   Deferred                        3,979     1,397     6,343      3,037
                                  ------    ------    ------     ------
Total Provision for federal
  income taxes                     4,922     3,740     9,348      7,009
                                  ------    ------    ------     ------

Net Income                       $13,285   $11,262   $26,052    $22,338
                                 =======   =======   =======    =======

Earnings per common share          $0.85     $0.76     $1.68      $1.51
                                 =======   =======   =======    =======

Cash dividends per common share    $0.06     $0.05     $0.12      $0.10
                                 =======   =======   =======    =======

Weighted average number of common
  shares outstanding              15,698    14,784    15,483     14,784
                                 =======   =======   =======    =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
                            (Unaudited)
             (Dollars in thousands except  share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1996      $150     $191,654    $201,228   ($3,638)
Net Income                      -          -         26,052       -
Issuance of common stock
  (923,570 shares)              9        26,995        -          -
Purchase of treasury stock
  at cost (7,000 shares)        -          -           -         (232)
Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Dividend ($.06 per
  common share)                 -          -        (1,884)       -
                            ------------------------------------------
Balance, June 30, 1996        $159     $218,649    $225,396   ($3,870)
                            ==========================================


                                NET UNREALIZED
                                GAIN/(LOSS) ON
                               FIXED MATURITIES
                                  SECURITIES               TOTAL
                                AVAILABLE FOR           STOCKHOLDERS'
                                     SALE                  EQUITY
                            -----------------------------------------
Balance, January 1, 1996             $22,549              $411,943
Net Income                              -                   26,052
Issuance of common stock
  (923,570 shares)                      -                   27,004
Purchase of treasury stock
  at cost (7,000 shares)                -                    (232)
Fixed maturities securities
  available for sale adjustments    (14,296)              (14,296)
 Dividend ($.06 per
  common share)                         -                  (1,884)
                                    --------              --------
Balance, June 30, 1996               $8,253              $448,587
                                    ========              ========
See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                             -------------------------
                                                  1996            1995
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $26,052         $22,338
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                 19              19
  Net amortization of security
   premiums                                        637             711
  Provision for deferred federal
   income taxes                                  6,343           3,015
  Acquisition costs deferred                  (18,185)        (14,585)
  Amortization of deferred
   acquisition costs                            13,787          10,861
  Change in accrued investment income          (1,375)             674
  Change in premiums receivable, net           (1,823)         (4,330)
  Change in deferred premium revenue, net        2,536          10,537
  Change in outstanding loss reserves, net       3,389           1,112
  Net realized loss (gains) on investments         811           (261)
  Other                                          3,891           (845)
                                              --------         -------
Net Cash Provided by Operating Activities       36,081          29,247


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities               (304,610)       (100,473)
  Sales-fixed maturites                        273,643          83,022
  Maturities- fixed maturities                   3,800               0
Securities held-to-maturity:
  Maturities- fixed maturities                       0           1,969
(Purchases) Maturities of short-term
   investments, net                           (53,207)         (6,871)
Other investing activities                      18,585           (192)
                                             --------         --------
Net Cash Used by Investing Activities         (61,789)        (22,546)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                 27,005              31
Purchase of treasury stock at cost               (232)               0
Dividends paid                                 (1,884)         (1,475)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                          24,889         (1,444)
Effect of exchange rate changes on cash              0              20
                                             ---------        --------
(Decrease)Increase in Cash                       (820)           5,278
Cash at Beginning of Period                      4,537           3,523
                                             ---------        --------
  Cash at End of Period                         $3,718          $8,801
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.



                  CAPITAL RE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                              June 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1995 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three and six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2.  REINSURANCE

Ceded earned premiums for the three and six months ended June 30, 1996 and 1995 were $3.9 million and $6.9 million, and $1.8 million and $3.8 million, respectively. Ceded losses for the same periods were $2.1 million and $4.0 million, and $0.9 and $1.0, respectively.

3.  INVESTMENTS

During 1996, the Corporation entered into mortgage dollar roll
transactions.   A mortgage dollar roll is a combined sale and
purchase agreement, whereby mortgage-backed securities are sold to a counterparty with a repurchase agreement of similar securities at some future date. The Corporation treats these agreements as financing transactions, and as such, the obligation under the repurchase agreement is included in other liabilities. As of June 30, 1996, the repurchase obligation related to mortgage dollar roll transactions amounted to $18.8 million.


4.  INCOME TAXES

The effective tax rate for the three months ended June 30, 1996 and 1995 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the six months ended June
30, 1996 and 1995 was $4.6 million and $3.3 million, respectively.

5.  OTHER

Interest paid for each of the six months ended June 30, 1996 and 1995 was $3.4 million.

On February 12, 1996, the Corporation completed a public offering of approximately 3.5 million shares of common stock. Of the 3.5 million shares, an institutional shareholder sold 2.6 million shares and the Corporation sold 853,120 shares, generating net proceeds to the Corporation of approximately $25.9 million of which $21.5 million was used to complete the $25 million capitalization of Capital Title. The remaining $4.4 million was used for Corporation expenses associated with the public offering and general corporate purposes. The Corporation received no proceeds from the institutional shareholder's sale of shares.

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

Results of Operations

Three Months Ended June 30, 1996 versus Three Months Ended June
30, 1995

Net income for the three months ended June 30, 1996, increased 17.7% to $13.3 million from $11.3 million for the same period of 1995. On a per share basis, net income increased to $0.85 for the three months ended June 30, 1996 from $0.76 for the same period of 1995, or 11.8%. Also, net operating income (net income excluding realized gains and losses) increased 22.1% to $13.8 million for the three months ended June 30, 1996 from $11.3 million for the same period in 1995. On a per share basis, net operating income increased to $0.88 for the three months ended June 30, 1996 from $0.76 for the same period of 1995, or 15.8%. Growth in net premiums earned to $22.3 million from $16.6 million, or 34.3%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's successful diversification into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 46.2% to $31.0 million for the three months ended June 30, 1996 from $21.2 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty, trade credit and other specialty lines of business. In addition, Capital Title established its first reinsurance relationships in the second quarter of 1996, which contributed $0.3 million in premiums written for the quarter. The following table shows gross written premiums by line of business for the three months ended June 30, 1996 and June 30, 1995.


                         Gross Premiums Written
                           Three Months Ended
                                June 30,
                            1996       1995
                         (dollars in millions)
   Municipal               $12.4      $10.6
   Mortgage and Title       12.2        6.4
   Non-Municipal             3.0        2.4
   Credit and Specialty      3.4       1.8
                           -----      -----
                           $31.0      $21.2


Net premiums written increased by 39.4% to $26.9 million for the three months ended June 30, 1996 from $19.3 million for the same period in 1995. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the three months ended June 30, 1996 and June 30, 1995.

                         Net Premiums Written
                          Three Months Ended
                               June 30,
                            1996        1995
                         (dollars in millions)
   Municipal                $8.5       $10.7
   Mortgage and Title       12.0         4.8
   Non-Municipal             3.0         2.4
   Credit and Specialty      3.4         1.4
                            ----       -----
                           $26.9       $19.3

For the three months ended June 30, 1996, net premiums earned increased 34.3% to $22.3 million from $16.6 million for the comparable 1995 period. This increase was primarily due to growth in net premiums earned in the mortgage, non-municipal and credit and specialty reinsurance lines of business. For the three months ended June 30, 1996, net refunded earned premium increased to $0.6 from $0.0 million for the comparable period in 1995. Excluding the effects of net refunded earned premium, net premiums earned increased 31.3% to $21.8 million from $16.6 million for the three months ended June 30, 1996 and 1995, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the three month period ended June 30, 1996 and 1995, ceded earned premiums were $3.9 million and $1.8 million, respectively. The following table shows net premiums earned by line of business for the three months ended June 30, 1996 and June 30, 1995.

                         Net Premiums Earned
                          Three Months Ended
                               June 30,
                            1996       1995
                        (dollars in millions)
   Municipal                $5.2       $5.7
   Mortgage and Title       12.7        6.8
   Non-Municipal             2.0        0.9
   Credit and Specialty      2.4        3.2
                            ----       ----
                           $22.3      $16.6

For the three months ended June 30, 1996, net investment income increased 8.7% to $12.5 million from $11.5 million for the comparable period in 1995. Growth in investment income was primarily attributable to an investment portfolio enlarged by (i) an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized losses of $0.7 million for the three months ended June 30, 1996 compared to net realized gains of $70.0 thousand for same period in 1995. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $2.4 million from $1.4 million for the three months ended June 30, 1996 and 1995, respectively. Losses recorded in the three months ended June 30, 1996 were primarily attributable to the mortgage guaranty and credit reinsurance lines of business. This increase is reflective of the maturation of the books of business assumed in prior years and is consistent with the expected loss development pattern for these lines of business. Ceded losses for the three months ended June 30, 1996 and 1995 were $2.1 million and $0.9 million, respectively.

Total expenses increased 25.2% to $16.4 million for the three months June 30, 1996 from $13.1 million in the same period of 1995. This increase was primarily attributable to commissions associated with the increased level of premiums assumed, normal loss development from the mortgage and credit lines of business and net profit commissions incurred under certain of the Corporation's reinsurance contracts. In addition, the combined ratio decreased slightly to 59.4% for the three months ended June 30, 1996 from 59.9% for the comparable 1995 period.

For the three months ended June 30, 1996, the total tax provision increased to $5.2 million from $3.7 million for the same period in 1995. In addition, the effective tax rate increased to 27.3% in the first quarter of 1996 from 24.9% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

Six Months Ended June 30, 1996 versus Six Months Ended June 30,
1995

Net income for the six months ended June 30, 1996, increased 17.0% to $26.1 million from $22.3 million for the same period of 1995. On a per share basis, net income increased to $1.68 for the six months ended June 30, 1996 from $1.51 for the same period of 1995, or 11.3%. Also, net operating income (net income excluding realized gains and losses) increased 19.8% to $26.6 million for the six months ended June 30, 1996 from $22.2 million for the same period in 1995. On a per share basis, net operating income increased to $1.72 for the six months ended June 30, 1996 from $1.50 for the same period of 1995, or 14.7%. Growth in net premiums earned to $42.4 million from $30.5 million, or 39.0%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's successful diversification into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 43.6% to $65.2 million for the six months ended June 30, 1996 from $45.4 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty, non-municipal, trade credit and other specialty lines of business. In addition, as discussed above, Capital Title established its first reinsurance relationships in the second quarter of 1996, which contributed $0.3 million in premiums written for the first six months of 1996. The following table shows gross written premiums by line of business for the six months ended June 30, 1996 and June 30, 1995.


                         Gross Premiums Written
                            Six Months Ended
                                 June 30,
                            1996         1995
                          (dollars in millions)
   Municipal               $21.4        $20.4
   Mortgage and Title       29.8         16.6
   Non-Municipal             7.2          4.2
   Credit and Specialty      6.8          4.2
                           -----        -----
                           $65.2        $45.4

Net premiums written increased by 9.5% to $45.0 million for the six months ended June 30, 1996 from $41.1 million for the same period in 1995. This increase was offset by an increase in ceded premiums. Ceded premiums for the first six months of 1996 increased to $20.3 million from $4.3 million in the first six months of 1995. Of the $20.3 million in premiums ceded, $13.6 million represents a non-recurring upfront premium cession associated with a single mortgage guaranty reinsurance transaction. Gross premiums written under the corresponding assumed contract are payable to the Corporation in annual installments and, therefore, to date, although 100% of ceded premiums have been paid, the Corporation has only collected approximately 30% of all premiums expected under the assumed contract. As a result of the non-recurring ceded premium transaction, the majority of the Corporation's 1996 ceded premium budget has been realized in the first six months of 1996. The following table shows net premiums written by line of business for the six months ended June 30, 1996 and June 30, 1995.

                         Net Premiums Written
                           Six Months Ended
                                June 30,
                            1996        1995
                         (dollars in millions)
   Municipal               $14.9       $18.1
   Mortgage and Title       16.0        14.9
   Non-Municipal             7.3         4.2
   Credit and Specialty      6.8         3.9
                           -----       -----
                           $45.0       $41.1

For the six months ended June 30, 1996, net premiums earned increased 39.0% to $42.4 million from $30.5 million for the comparable 1995 period. This increase was primarily due to growth in net premiums earned in the mortgage, non-municipal and credit and specialty reinsurance lines of business. For the six months ended June 30, 1996, net refunded premiums earned increased to $2.4 from $0.8 million for the comparable period in 1995. Excluding the effects of net refunded earned premiums, net premiums earned increased 34.7% to $40.0 million from $29.7 million for the six months ended June 30, 1996 and 1995, respectively. The following table shows net premiums earned by line of business for the three months ended June 30, 1996 and June 30, 1995. For the six month period ended June 30, 1996 and 1995, ceded earned premium was $6.9 million and $3.8 million, respectively.

                         Net Premiums Earned
                           Six Months Ended
                               June 30,
                           1996        1995
                         (dollars in millions)
   Municipal              $13.3       $13.1
   Mortgage and Title      21.3        11.3
   Non-Municipal            3.2         2.0
   Credit and Specialty     4.6         4.1
                          -----       -----
                          $42.4       $30.5

For the six months ended June 30, 1996, net investment income increased 8.8% to $24.8 million from $22.8 million for the comparable period in 1995. Growth in investment income was primarily attributable to an investment portfolio enlarged by,
(i) an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized losses of $0.7 million for the six months ended June 30, 1996 compared to net realized gains of $0.3 million for same period in 1995.

Loss and loss adjustment expenses increased to $3.8 million from $1.3 million for the six months ended June 30, 1996 and 1995, respectively. Losses recorded in the six months ended June 30, 1996 were primarily attributable to the mortgage guaranty and credit reinsurance lines of business. This increase is reflective of the maturation of the books of business assumed in prior years and is consistent with the expected loss development pattern for these lines of business. Ceded losses for the six months ended June 30, 1996 and 1995 were $4.0 million and $1.0 million, respectively.

Total expenses increased 30.9% to $31.8 million for the six months June 30, 1996 from $24.3 million in the same period of 1995. This increase was primarily attributable to commissions associated with the increased level of premiums assumed, normal loss development from the mortgage and credit lines of business and net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the combined ratio increased slightly to 59.9% for the six months ended June 30, 1996 from 59.0% for the comparable 1995 period.

For the six months ended June 30, 1996, the total tax provision increased to $9.6 million from $6.9 million for the same period in 1995. In addition, the effective tax rate increased to 26.6% in the first six months of 1996 from 23.8% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

Liquidity and Capital Resources

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the state of Maryland, and under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1996 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1995, or approximately $32.9 million. For the six months ended June 30, 1996, Capital Reinsurance paid $4.0 million in dividends to the Corporation.

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

On February 12, 1996, the Corporation completed a public offering of approximately 3.5 million shares of common stock. Of the 3.5 million shares, an institutional shareholder sold 2.6 million shares and the Corporation sold 853,120 shares, generating net proceeds to the Corporation of approximately $25.9 million of which $21.5 million was used to complete the $25 million capitalization of Capital Title. The remaining $4.4 million was used for Corporation expenses associated with the public offering and general corporate purposes. The Corporation received no proceeds from the institutional shareholder's sale of shares.

During 1992, the Corporation's Board of Directors established an initial policy of declaring quarterly dividends at the rate of $0.05 per share, or $0.20 annually, on the Corporation's issued common stock. In October of 1995, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.06 per share, or $0.24 annually. For the six months ended June 30, 1996, common dividends were declared and paid in the amount of $1.9 million or $0.06 per share.

Cash flows from operations for the six months ended June 30, 1996 and 1995, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $36.1 million and $29.2 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At June 30, 1996, cash and investments approximated $832.4 million, an increase of $56.1 million, or 7.2%, from $776.3 million at December 31, 1995. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of June 30, 1996, the entire investment portfolio was invested in highly-rated fixed income securities.

At June 30, 1996, approximately $143.5 million or 17.3% of the Corporation's investment portfolio is comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $92.1 million or 64.2% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of June 30, 1996, the entire MBS portfolio was invested in high quality triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of June 30, 1996, $49.5 million or approximately 34.5% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $94.0 million, or 65.5%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At June 30, 1996, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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





PART II -   OTHER INFORMATION



ITEM 3  -   EXHIBITS AND REPORTS ON FORM 8-K

            (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:


            EXHIBIT
            NUMBER          DESCRIPTION
            --------        ------------
              11          STATEMENT RE: COMPUTATION OF
                          PER SHARE EARNINGS (UNAUDITED)

            (B) REPORTS ON FORM 8-K

            NO REPORTS ON FORM 8-K WERE FILED COVERING EVENTS
            OCCURRING DURING THE SECOND QUARTER 1996.



                        INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                           PAGE
- --------        -----------                           ----

11              STATEMENT RE: COMPUTATION OF
                PER SHARE EARNINGS (UNAUDITED)          21





                              SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            CAPITAL RE CORPORATION



DATE:              AUGUST 12, 1996              BY /S/DAVID A. BUZEN
                                                ---------------
                                                DAVID A. BUZEN
                                                EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER


DATE:              AUGUST 12, 1996             BY /S/ALAN S. ROSEMAN
                                               -----------------
                                               ALAN S. ROSEMAN
                                               SENIOR VICE PRESIDENT,
                                               GENERAL COUNSEL AND
                                               SECRETARY