Form 10-Q
period 1996-09-30
CAPITAL RE CORP
filed 1996-11-14
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

AS OF NOVEMBER 12, 1996, THERE WERE OUTSTANDING 15,855,175 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION
           AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996
          (UNAUDITED) AND DECEMBER 31, 1995                          3

          CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
           THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996
           AND SEPTEMBER 30, 1995                                    4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - NINE MONTHS ENDED
           SEPTEMBER 30, 1996 (UNAUDITED)                            5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
           NINE MONTHS ENDED SEPTEMBER 30, 1996
           AND SEPTEMBER 30 1995                                     6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9-17


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                       18-20

SIGNATURES                                                          21


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                    September 30,        December 31,
                                        1996                 1995
                                    -------------        ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  (amortized cost: $742,042 in
  1996 and $652,966 in 1995)            $760,712             $687,657
Short-term investments, at cost,
  which approximates market              120,014               84,110
                                         -------              -------
Total Investments                        880,726              771,767

Cash                                       1,992                4,537
Accrued investment income                 10,110                9,481
Deferred acquisition costs               112,709              102,353
Prepaid reinsurance premiums              74,087               62,133
Reinsurance recoverable on
  ceded losses                             6,619                2,524
Funds held under reinsurance
  agreements                               3,884                3,832
Premiums receivable                       16,345               17,907
Other assets                               7,889                7,351
                                      ----------             --------
    Total Assets                      $1,114,361             $981,885
                                      ==========             ========

LIABILITIES
Deferred premium revenue                $347,436             $314,451
Reserve for losses and loss
  adjustment expenses                     19,629               12,783
Profit commission liability               15,488                8,806
Ceded balances payable                     8,036                8,000
Deferred federal income
  taxes payable                           53,384               50,187
Bank note payable                         16,000                    0
Subordinated notes payable                     0               16,000
Long-term debt                            74,772               74,744
Other liabilities                         36,682                9,971
                                        --------             --------
    Total Liabilities                   $571,427             $494,942
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1996 and 1995          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,853,175 and
  14,805,055 shares issued and
  outstanding in 1996 and
  1995, respectively                         160                  150
Additional paid-in capital               221,110              191,654
Retained earnings                        238,399              201,228
Treasury stock; 189,700 and
  182,700 shares in 1996 and
  1995, respectively                      (3,870)              (3,638)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                    12,135               22,549
                                         -------              -------
Total Stockholders' Equity               467,934              411,943
                                         -------              -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity            $1,114,361             $981,885
                                      ==========             ========

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
                            (Unaudited)
          (Dollars in thousands except per share amounts)

                                  Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   ---------------      ----------------
                                    1996     1995       1996     1995
                                   ---------------      ----------------
REVENUES:
Gross premiums written           $43,221   $23,977   $108,433   $69,368
Ceded premiums                     2,721     3,188     22,971     7,529
                                 -------   -------    -------   -------
     Net premiums written         40,500    20,789     85,462    61,839
     Increase in deferred
       premium revenue           (18,495)   (7,467)   (21,031)  (18,004)
                                 -------   -------    -------   -------
    Net premiums earned           22,005    13,322     64,431    43,835
Net investment income             13,010    11,687     37,792    34,448
Net realized (loss)gain             (228)     (141)    (1,039)      120
Other income                          25        35        788       173
                                 -------   -------    -------   -------
    Total Revenues                34,812    24,903    101,972    78,576
                                 -------   -------    -------   -------

EXPENSES:
Loss and loss adjustment
  expenses                         1,854       252     5,621      1,548
Acquisition costs                 13,838     8,431    31,621     23,015
Increase in deferred
  acquisition costs               (5,958)   (4,281)  (10,357)    (8,005)
Profit commission expense          1,851        48     4,191        802
Other operating expenses           1,347     2,031     7,253      7,134
Interest expense                   1,676     1,732     5,156      5,173
Foreign exchange loss                (40)      157       (24)       157
Minority interest in
  Capital Re LLC                   1,434     1,434     4,303      4,303
                                 -------   -------   -------    -------
    Total Expenses                16,002     9,804    47,764     34,127
                                 -------   -------   -------    -------

    Income before provision
     for federal income taxes     18,810    15,099    54,208     44,449

Provision for federal income taxes
   Current                         2,392     2,240     5,397      6,212
   Deferred                        2,462     1,506     8,804      4,543
                                 -------   -------   -------    -------
Total Provision for federal
  income taxes                     4,854     3,746    14,201     10,755
                                 -------   -------   -------    -------

Net Income                       $13,956   $11,353   $40,007    $33,694
                                 =======   =======   =======    =======

Earnings per common share          $0.88     $0.77     $2.57      $2.28
                                 =======   =======   =======    =======

Cash dividends per common share    $0.06     $0.05     $0.18      $0.15
                                 =======   =======   =======    =======

Weighted average number of common
  shares outstanding              15,798    14,784    15,589     14,784
                                 =======   =======   =======    =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
                            (Unaudited)
             (Dollars in thousands except share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1996      $150     $191,654    $201,228   ($3,638)
Net Income                      -          -         40,007       -
Issuance of common stock
  (1,048,120 shares)            10       29,456        -          -
Purchase of treasury stock
  at cost (7,000 shares)        -          -           -         (232)
Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Dividend ($.06 per
  common share)                 -          -        (2,836)       -
                            ------------------------------------------
Balance, September 30, 1996   $160     $221,110    $238,399   ($3,870)
                            ==========================================


                                NET UNREALIZED
                                GAIN/(LOSS) ON
                               FIXED MATURITIES
                                  SECURITIES               TOTAL
                                AVAILABLE FOR           STOCKHOLDERS'
                                     SALE                  EQUITY
                            -----------------------------------------
Balance, January 1, 1996             $22,549              $411,943
Net Income                              -                   40,007
Issuance of common stock
  (1,048,120 shares)                    -                   29,466
Purchase of treasury stock
  at cost (7,000 shares)                -                    (232)
Fixed maturities securities
  available for sale adjustments    (10,414)              (10,414)
 Dividend ($.06 per
  common share)                         -                  (2,836)
                                    --------              --------
Balance, September 30, 1996          $12,135              $467,934
                                    ========              ========
See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                        (Dollars in thousands)

                                                  Nine Months Ended
                                                    September 30,
                                             -------------------------
                                                  1996            1995
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $40,007         $33,694
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                 28              28
  Net amortization of security
   premiums                                        477           1,086
  Provision for deferred federal
   income taxes                                  8,804           4,521
  Acquisition costs deferred                   (31,621)        (23,015)
  Amortization of deferred
   acquisition costs                            21,264          15,010
  Change in accrued investment income             (629)          1,037
  Change in premiums receivable, net               (46)         (6,324)
  Change in deferred premium revenue, net       21,031          18,004
  Change in outstanding loss reserves, net       2,751             927
  Net realized loss (gains) on investments       1,039            (120)
  Other                                         13,850           4,434
                                              --------         -------
Net Cash Provided by Operating Activities       76,955          49,283


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities                (492,547)       (147,373)
  Sales-fixed maturities                       395,675         108,802
  Maturities- fixed maturities                   6,280           6,700
Securities held-to-maturity:
  Maturities- fixed maturities                       0           2,698
(Purchases) Maturities of short-term
   investments, net                            (35,904)         (7,829)
Other investing activities                      20,599            (237)
                                              ---------        --------
Net Cash Used in Investing Activities         (105,898)        (37,240)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                 29,466              31
Purchase of treasury stock at cost                (232)              0
Dividends paid                                  (2,836)         (2,219)
                                              ---------        --------
Net Cash Provided (Used) by
  Financing Activities                          26,398          (2,188)
Effect of exchange rate changes on cash              0              20
                                              ---------        --------
(Decrease)Increase in Cash                      (2,545)          9,876
Cash at Beginning of Period                      4,537           3,523
                                              ---------        --------
  Cash at End of Period                         $1,992         $13,399
                                              =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.


             CAPITAL RE CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                     September 30, 1996


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1995 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2.   REINSURANCE

Ceded earned premium for the three and nine months ended September 30, 1996 and 1995, was $4.2 million and $11.0 million, and $2.1 million, and $5.9 million, respectively. Ceded losses for the same periods was $1.7 million and $5.7 million, and $1.2 million and $2.2 million, respectively.

3.   INVESTMENTS

During 1996, the Corporation entered into mortgage dollar roll
transactions.   A mortgage dollar roll is a combined sell and purchase
agreement, whereby mortgage-backed securities are sold to a counterparty with a repurchase agreement of similar securities at some future date. The Corporation treats these agreements as financing transactions, and as such, the obligation under the repurchase agreement is included in other liabilities. As of September 30, 1996, the repurchase commitment related to mortgage dollar roll transactions amounted to $25.5 million.

4.   INCOME TAXES

The effective tax rate for the nine months ended September 30, 1996 and 1995 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the nine months ended September 30, 1996 and 1995 was $5.9 million and $6.4 million, respectively.

5.   OTHER

Interest paid for each of the nine months ended September 30, 1996 and 1995 was $3.9 million.
























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

On October 7, 1996, the Corporation announced an agreement to acquire Tower Street Holdings Limited, the holding company for RGB Underwriting Agencies Ltd ("RGB"). RGB is a Lloyd's managing agency and presently manages five syndicates. In connection with this acquisition and with the completion of reconstruction, the Corporation will establish a corporate
member at Lloyd's to support underwriting on the managed syndicates.   The
acquisition is subject to the completion of due diligence, Lloyd's approval, and the execution of definitive documents, in addition to customary closing conditions. Completion of this acquisition is expected by year end 1996.







RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER
30, 1995

Net income for the three months ended September 30, 1996, increased 22.8% to $14.0 million from $11.4 million for the same period of 1995. On a per share basis, net income increased to $0.88 for the three months ended September 30, 1996 from $0.77 for the same period of 1995, or 14.3%. In addition, net operating income (net income excluding realized gains and losses) increased 22.6% to $14.1 million for the three months ended September 30, 1996 from $11.4 million for the same period in 1995. On a per share basis, net operating income increased to $0.89 for the three months ended September 30, 1996 from $0.77 for the same period of 1995, or 15.6%. Growth in net premiums earned to $22.0 million from $13.3 million, or 65.4%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's successful diversification into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 80.0% to $43.2 million for the three months ended September 30, 1996 from $24.0 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty, trade credit and other specialty lines of business. In addition, Capital Title established additional reinsurance relationships in the third quarter of 1996, which contributed $0.8 million in premiums written for the quarter. The following table shows gross written premiums by line of business for the three months ended September 30, 1996 and September 30, 1995.

                       GROSS PREMIUMS WRITTEN
                        THREE MONTHS ENDED
                           SEPTEMBER 30,
                          1996       1995
                       (dollars in millions)

   MUNICIPAL             $17.8      $15.2
   MORTGAGE AND TITLE     18.7        6.3
   NON-MUNICIPAL           2.4        1.6
   CREDIT AND SPECIALTY    4.3        0.9
                         -----      -----
                         $43.2      $24.0


Net premiums written increased by 94.7% to $40.5 million for the three months ended September 30, 1996 from $20.8 million for the same period in 1995. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the three months ended September 30, 1996 and September 30, 1995.

                       NET PREMIUMS WRITTEN
                        THREE MONTHS ENDED
                          SEPTEMBER 30,
                          1996       1995
                       (dollars in millions)

   MUNICIPAL             $15.1      $13.0
   MORTGAGE AND TITLE     18.9        5.3
   NON-MUNICIPAL           2.4        1.5
   CREDIT AND SPECIALTY    4.1        1.0
                         -----      -----
                         $40.5      $20.8


For the three months ended September 30, 1996, net premiums earned increased 65.4% to $22.0 million from $13.3 million for the comparable 1995 period. This increase was primarily due to growth in net premiums earned in the mortgage, and credit and specialty reinsurance lines of business. For the three months ended September 30, 1996, net refunded earned premium increased to $1.0 from $0.0 million for the comparable period in 1995. Excluding the effects of net refunded earned premium, net premiums earned increased 57.9% to $21.0 million from $13.3 million for
the three months ended September 30, 1996 and 1995, respectively.   A
refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the three months ended September 30, 1996 and September 30, 1995. For the three month period ended September 30, 1996 and 1995, ceded earned premium was $4.2 million and $2.1 million, respectively.

                       NET PREMIUMS EARNED
                       THREE MONTHS ENDED
                         SEPTEMBER 30,
                          1996       1995
                      (dollars in millions)

   MUNICIPAL              $5.9       $5.7
   MORTGAGE AND TITLE     10.8        4.6
   NON-MUNICIPAL           1.8        2.5
   CREDIT AND SPECIALTY    3.5        0.5
                         -----      -----
                         $22.0      $13.3

For the three months ended September 30, 1996, net investment income increased 11.1% to $13.0 million from $11.7 million for the comparable period in 1995. Growth in investment income was primarily attributable to a larger investment portfolio caused by (i) an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized losses of $0.2 million for the three months ended September 30, 1996 compared to net realized losses of $0.1 million for same period in 1995. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $1.9 million from $0.3 million for the three months ended September 30, 1996 and 1995, respectively. Losses recorded in the three months ended September 30, 1996 were primarily attributable to the mortgage guaranty and credit reinsurance lines of business. This increase is reflective of the maturation of the books of business assumed in prior years and is consistent with the expected loss development patterns for these lines of business. Ceded losses for the three months ended September 30, 1996 and 1995 were $1.7 million and $1.2 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 63.3% to $16.0 million for the three months ended September 30, 1996 from $9.8 million in the same period of 1995. This increase was primarily attributable to commissions associated with the increased level of premiums assumed, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the combined ratio increased to 58.8% for the three months ended September 30, 1996 from 49.8% for the comparable 1995 period. This increase is an expected result of the Corporation's diversification strategy, which is shifting business from historically lower combined ratio financial guaranty reinsurance toward lines with relatively higher combined ratios.

For the three months ended September 30, 1996, the total tax provision increased to $4.9 million from $3.8 million for the same period in 1995. In addition, the effective tax rate increased to 25.9% in the third quarter of 1996 from 24.9% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1995

Net income for the nine months ended September 30, 1996, increased 18.7% to $40.0 million from $33.7 million for the same period of 1995. On a per share basis, net income increased to $2.57 for the nine months ended September 30, 1996 from $2.28 for the same period of 1995, or 12.7%. In addition, net operating income (net income excluding realized gains and losses) increased 21.1% to $40.7 million for the nine months ended September 30, 1996 from $33.6 million for the same period in 1995. On a per share basis, net operating income increased to $2.61 for the nine months ended September 30, 1996 from $2.27 for the same period of 1995, or 15.0%. Growth in net premiums earned to $64.4 million from $43.8 million, or 47.0%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of significant increases in earnings from the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 56.2% to $108.4 million for the nine months ended September 30, 1996 from $69.4 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty, non-municipal, trade credit and other specialty lines of business. In addition, as discussed above, Capital Title established its first reinsurance relationships in 1996, which contributed $1.1 million in premiums written for the first nine months of 1996. The following table shows gross written premiums by line of business for the nine months ended September 30, 1996 and September 30, 1995.



                       GROSS PREMIUMS WRITTEN
                         NINE MONTHS ENDED
                           SEPTEMBER 30,
                          1996       1995
                       (dollars in millions)

   MUNICIPAL             $39.2      $35.6
   MORTGAGE AND TITLE     48.5       22.9
   NON-MUNICIPAL           9.6        5.7
   CREDIT AND SPECIALTY   11.1        5.2
                        ------     ------
                        $108.4      $69.4


Net premiums written increased by 38.4% to $85.5 million for the nine months ended September 30, 1996 from $61.8 million for the same period in 1995. This increase was offset by an increase in ceded premiums. Ceded premiums for the first nine months of 1996 increased to $23.0 million from $7.5 million in the first nine months of 1995. Of the $23.0 million in premiums ceded, $13.6 million represents a non-recurring upfront premium cession associated with a single mortgage guaranty reinsurance transaction. In that transaction gross premiums written are payable to the Corporation in annual installments. Therefore, to date, although 100% of ceded premiums have been paid to retrocessionaires, the Corporation has only collected approximately 30% of all premiums expected under the assumed contract. As a result of the non-recurring ceded premium transaction, the majority of the Corporation's 1996 ceded premium budget had been realized in the three months of 1996. The following table shows net premiums written by line of business for the nine months ended September 30, 1996 and September 30, 1995.

                       NET PREMIUMS WRITTEN
                        NINE MONTHS ENDED
                          SEPTEMBER 30,
                          1996       1995
                      (dollars in millions)

   MUNICIPAL             $30.1      $31.1
   MORTGAGE AND TITLE     34.9       20.2
   NON-MUNICIPAL           9.7        5.7
   CREDIT AND SPECIALTY   10.8        4.8
                        ------     ------
                         $85.5      $61.8


For the nine months ended September 30, 1996, net premiums earned increased 47.0% to $64.4 million from $43.8 million for the comparable
1995 period. This increase was primarily due to growth in net premiums earned in the mortgage and credit and other specialty reinsurance lines of business. For the nine months ended September 30, 1996, net refunded earned premium increased to $3.5 million from $0.8 million for the comparable period in 1995. Excluding the effects of net refunded earned premium, net premiums earned increased 41.9% to $60.9 million from $43.0 million for the nine months ended September 30, 1996 and 1995, respectively. For the nine month period ended September 30, 1996 and 1995, ceded earned premium
was $11.0 million and $5.9 million, respectively.   The following table
shows net premiums earned by line of business for the nine months ended September 30, 1996 and September 30, 1995.

                       NET PREMIUMS EARNED
                        NINE MONTHS ENDED
                          SEPTEMBER 30,
                          1996       1995
                      (dollars in millions)

   MUNICIPAL             $19.2      $18.8
   MORTGAGE AND TITLE     32.0       15.9
   NON-MUNICIPAL           5.1        4.5
   CREDIT AND SPECIALTY    8.1        4.6
                         -----      -----
                         $64.4      $43.8

For the nine months ended September 30, 1996, net investment income increased 9.9% to $37.8 million from $34.4 million for the comparable period in 1995. Growth in investment income was primarily attributable to a larger investment portfolio resulting from, (i) an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized losses of $1.0 million for the nine months ended September 30, 1996 compared to net realized gains of $0.1 million for the same period in 1995.

Loss and loss adjustment expenses increased to $5.6 million from $1.5 million for the nine months ended September 30, 1996 and 1995, respectively. Losses recorded in the nine months ended September 30, 1996 were primarily attributable to the mortgage guaranty and credit reinsurance lines of business. This increase is reflective of the maturation of the books of business assumed in prior years and is consistent with the expected loss development patterns for these lines of business. Ceded losses for the nine months ended September 30, 1996 and 1995 were $5.7 million and $2.2 million, respectively.

Total expenses increased 40.2% to $47.8 million for the nine months ended September 30, 1996 from $34.1 million in the same period of 1995. This increase was primarily attributable to commissions associated with the increased level of premiums assumed, normal loss development from the mortgage and credit lines of business and net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the combined ratio increased slightly to 59.5% for the nine months ended September 30, 1996 from 56.2% for the comparable 1995 period.

For the nine months ended September 30, 1996, the total tax provision increased to $14.2 million from $10.8 million for the same period in 1995. In addition, the effective tax rate increased to 26.2% in the first nine months of 1996 from 24.2% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the state of Maryland, and under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1996 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1995, or approximately $32.9 million. For the nine months ended September 30, 1996, Capital Reinsurance paid $4.0 million in dividends to the Corporation.

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

During 1992, the Corporation's Board of Directors established an initial policy of declaring quarterly dividends at the rate of $0.05 per share, or $0.20 annually, on the Corporation's issued common stock. In October of 1995, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.06 per share, or $0.24 annually. For the nine months ended September 30, 1996, common dividends were declared and paid in the amount of $2.8 million or $0.06 per share.

Cash flows from operations for the nine months ended September 30, 1996 and 1995, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $77.0 million and $49.2 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At September 30, 1996, cash and investments approximated $882.7 million, an increase of $106.4 million, or 13.7%, from $776.3 million at December 31, 1995. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of September 30, 1996, the entire investment portfolio was invested in highly-rated fixed income securities.

At September 30, 1996, approximately $181.75 million or 20.6% of the Corporation's investment portfolio is comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $128.6 million or 70.8% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of September 30, 1996, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of September 30, 1996, $49.4 million or approximately 27.2% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $132.3 million, or 72.8%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At September 30, 1996, the Corporation has no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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

In addition, on August 20, 1996, the Corporation entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes. Furthermore, on August 26, 1996, the Corporation utilized $16 million of the Chase Facility for purposes of paying subordinated notes which came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Corporation's chosen interest rate option under the terms of the Chase Facility.












PART II - OTHER INFORMATION



ITEM 3  -  EXHIBITS AND REPORTS ON FORM 8-K

            (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:


            EXHIBIT
            NUMBER       DESCRIPTION

             11          STATEMENT RE: COMPUTATION OF PER SHARE
                            EARNINGS (UNAUDITED)

            (B) REPORTS ON FORM 8-K

            ON OCTOBER 9, 1996, CAPITAL RE CORPORATION FILED A
            FORM 8-K, PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934, ANNOUNCING
            AN AGREEMENT TO ACQUIRE TOWER STREET HOLDINGS, LIMITED AND ITS SUBSIDIARIES.























                              INDEX TO EXHIBITS




EXHIBIT
NUMBER          DESCRIPTION                                     PAGE

11              STATEMENT RE: COMPUTATION OF PER
                   SHARE EARNINGS (UNAUDITED)                      20





                              SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            CAPITAL RE CORPORATION



DATE:              NOVEMBER 12, 1996        BY /S/DAVID A. BUZEN
                                            ---------------
                                            DAVID A. BUZEN
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER


DATE:              NOVEMBER 12, 1996        BY /S/ALAN S. ROSEMAN
                                            -----------------
                                            ALAN S. ROSEMAN
                                            SENIOR VICE PRESIDENT,
                                            GENERAL COUNSEL AND
                                            SECRETARY