Form 10-Q/A
period 1996-09-30
CAPITAL RE CORP
filed 1997-01-06
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                        -------------------------
                               FORM 10-Q/A
                        -------------------------

     (X) AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                   INDEX TO EXHIBITS




EXHIBIT
NUMBER         DESCRIPTION

11             STATEMENT RE: COMPUTATION OF PER
                   SHARE EARNINGS (UNAUDITED)

27             FINANCIAL DATA SCHEDULE

                              SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            CAPITAL RE CORPORATION



DATE:              JANUARY 6, 1997        BY /S/DAVID A. BUZEN
                                            ---------------
                                            DAVID A. BUZEN
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER


DATE:              JANUARY 6, 1997        BY /S/ALAN S. ROSEMAN
                                            -----------------
                                            ALAN S. ROSEMAN
                                            SENIOR VICE PRESIDENT,
                                            GENERAL COUNSEL AND
                                            SECRETARY