Form 10-K405
period 1996-12-31
CAPITAL RE CORP
filed 1997-03-31
CIK 829277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996  Commission file number  1-10995
-------------------------------------------  -------------------------------

                            Capital Re Corporation
                            ----------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  52-1567009
-------------------------------                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1325 Avenue of the Americas, New York, N.Y.                10019
--------------------------------------------             -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    212-974-0100
                                                       ------------
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value, and
Capital Re LLC 7.65% Cumulative Guaranteed
 Monthly Income Preferred Shares, Series A
 (guaranteed by Capital Re Corporation)        New York Stock Exchange, Inc.
 ------------------------------------------    -----------------------------
(Title of Class)                                 (Name of each exchange on
                                                      which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----
                               (Title of Class)

Indicate by check mark whether registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X          No
                              ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form-10-K. [X]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1997 was $702,148,469. The number of shares of Common Stock outstanding as of March 25, 1997 was 15,867,762.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II hereof. Portions of the registrant's 1997 definitive Proxy Statement are incorporated by reference into Part III hereof.

                                    PART I


ITEM 1. BUSINESS.

A.  GENERAL:

(1)     Company Overview -
---     ----------------

Capital Re Corporation (the "Company" or "Capital Re") is an insurance holding company for a group of reinsurance companies that provide value-added products in specialty insurance markets. The Company provides reinsurance capacity to insurers in four principal areas of specialization: financial guaranty insurance, mortgage guaranty insurance, trade credit insurance and title insurance. Additionally, during 1996, the Company expanded its participation in the global market for specialty insurance and reinsurance by acquiring a Lloyd's of London managing general agency, and forming a Bermuda-based joint venture company to write financial reinsurance products. The Company intends to continue to diversify into additional specialty insurance and reinsurance markets on an opportunistic basis.

The foundation of the Company's specialty reinsurance business has been financial guaranty reinsurance, which the Company began providing in 1988 through its subsidiary, Capital Reinsurance Company (''Capital Reinsurance''). More recently, the Company's strategy of diversifying into other specialty reinsurance businesses has contributed to the Company's continued growth in revenues and earnings. For the year ended December 31, 1996, financial guaranty reinsurance accounted for 45.2% of net premiums written, mortgage guaranty reinsurance accounted for 38.9% of net premiums written, trade credit reinsurance accounted for 14.2% of net premiums written, and title reinsurance accounted for 1.7% of net premiums written.

The Company provides reinsurance products through five wholly-owned insurance subsidiaries: Capital Reinsurance, Capital Mortgage Reinsurance Company (''Capital Mortgage''), KRE Reinsurance Ltd. (formerly, Capital Mortgage Reinsurance Company (Bermuda) Ltd.) (''KRE''), Capital Credit Reinsurance Company Ltd. (''Capital Credit'') and Capital Title Reinsurance Company ("Capital Title"). It also has established a corporate member at Lloyd's of London, CRC Capital Ltd., which supports underwriting on the syndicates managed by RGB Underwriting Agencies Ltd., the Lloyd's managing general agency that the Company acquired in November 1996.

Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets. Capital Reinsurance has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance also reinsures financial guaranties of investment grade non-municipal debt obligations and, to a limited extent, reinsures mortgage guaranty, trade credit and other specialty insurance lines. The claims-paying ability of Capital Reinsurance is rated AAA by Standard and Poor's Corporation (''S&P'') and Moody's Investors Service, Inc. (''Moody's''). Capital Reinsurance's underwriting process is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital Reinsurance's existing and future reinsured portfolio.

The Company entered the mortgage guaranty reinsurance business through Capital Mortgage and its subsidiary, KRE, in February 1994. Capital Mortgage is a professional reinsurer dedicated to serving the mortgage guaranty insurance market. Mortgage guaranty reinsurance is underwritten with the expectation that losses will occur regularly. The claims-paying ability of Capital Mortgage is rated AA by S&P. KRE is rated AA- by S&P and provides reinsurance capacity to the mortgage guaranty and financial guaranty insurance markets as well as retrocessional support to Capital Reinsurance and Capital Mortgage.

Capital Credit, a Bermuda-domiciled insurance company, commenced operations in February 1990 and since 1994 has provided reinsurance principally to the international trade credit insurance markets. Trade credit insurance protects sellers of goods and services from the risk of non-payment on trade receivables. Capital Credit also reinsures surety, political risk, financial guaranty and mortgage guaranty insurance. Portfolio losses will also occur regularly in the trade credit reinsurance line of the Company's business.

Early in 1996, the Company entered the title reinsurance business through the formation of Capital Title, a New York domiciled insurance company. Capital Title is dedicated to providing structured reinsurance products to the title insurance industry. Capital Title is rated AA- by S&P and Duff & Phelps Credit Rating Co. ("Duff & Phelps").

In November 1996, the Company, through a newly formed United Kingdom holding company, Capital Re (UK) Holdings, acquired 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages five syndicates operating in the Lloyd's of London insurance market. In connection with this acquisition, the Company established a corporate name at Lloyd's to support underwriting on the managed syndicates. For the 1997 year of account, the corporate name participates in a non-marine and a life syndicate.

In December 1996, the Company entered into a joint venture with GCR Holdings Limited to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which will specialize in financial reinsurance, including financial guaranty, mortgage guaranty and finite risk reinsurance.

The Capital Re corporate group also includes Capital Re Management Corporation, a New York reinsurance intermediary, and Capital Re LLC, a Turks & Caicos Islands finance subsidiary organized in 1993 to issue $75 million of Company obligated mandatorily redeemable preferred stock, the proceeds of which were loaned to Capital Re.

Set forth below is the organizational structure of Capital Re, its subsidiaries and affiliates:

                             [CHART APPEARS HERE]

At December 31, 1996, 86.5% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issues by the U.S. Government or its agencies or instrumentalities. Overall portfolio weighted average quality is AAA. In 1996, the Company's Board of Directors approved revisions to the Company's investment strategy to permit greater investment diversification designed to improve the total risk/return profile of the Company's investment portfolio. The Company has expanded its investment guidelines to permit investments in investment grade non-dollar denominated bonds and other financial instruments. See ''Business-- Investments.''

(2)  Financial Guaranty Reinsurance -
---  ------------------------------

(a)  Overview of Financial Guaranty Insurance Market -

Financial guaranty insurance is a type of credit enhancement in the form of a surety which is regulated under the insurance laws of various jurisdictions. The insurance provides an unconditional and irrevocable guaranty which indemnifies the insured against nonpayment of principal and interest when due by an obligor on an insured debt obligation. The two largest nationally recognized rating agencies, S&P and Moody's, assign the claims-paying ability rating of a financial guaranty insurance company to the obligations insured by that company. Because all of the major U.S. primary financial guaranty insurance companies have AAA claims-paying ratings from these rating agencies, bonds insured by those companies are rated AAA.

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit because the insurance may have the effect of lowering an issuer's cost of borrowing in the public and private debt markets. The borrowing costs are lowered to the extent that the insurance premium is less than the value of the difference between the yield on the AAA insured obligation and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers. Investors benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor's default on its obligation. Upon nonpayment by an obligor, the financial guaranty insurance company is obligated to pay the principal of and interest on the insured obligation in accordance with the original payment schedule as if no default had occurred.

The majority of financial guaranty insurance premiums are paid in full at policy inception, although on certain financial guaranties, such as guaranties of most non-municipal obligations, premiums are paid on an installment basis and typically earned in the period paid. Financial guaranty premiums are non-refundable and those paid in full are earned over the term of the related insured obligation. Because most obligations insured by the financial guaranty insurers have long maturities, the portion of premiums earned on a policy in any year represents a relatively small percentage of initial premium received. This methodology generates a predictable contribution to revenues over time that is relatively independent of new business written in any given year. Premium rates are generally calculated as a percentage of the principal amount of the insured obligation or the principal and interest scheduled to come due during the stated term of the insured obligation. A number of factors are considered in the setting of premium rates including the type of credit obligation, collateral security, maturity and rating agency capital charge.

The financial guaranty insurance market consists of two main product sectors: municipal bond insurance and insurance of non-municipal debt obligations. Municipal bond insurance provides credit enhancement of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities) and other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof). Insurance provided to the municipal bond market has been and continues to be the major source of revenue for the financial guaranty insurance industry.

The volume of long-term municipal debt issuances and municipal bond insurance has increased significantly since 1983. In 1985, pending federal tax legislation relating to municipal bonds prompted an unusual rise in total long-term new issue municipal bond volume. The market for new issues returned to more normal volumes in 1987 and grew steadily through 1991. In 1992 and 1993, historically low interest rates prompted a dramatic increase in new issue volume, in part arising from the refinancing of refunding activity. This increase ended in 1994 as rising interest rates and other market uncertainties developed throughout the year. The table below sets forth the volume of long-term municipal bonds and the volume of insured long-term municipal bonds issued over the period from 1983 through 1996.

            NEW TOTAL     NEW INSURED    NEW INSURED VOLUME
  YEAR       VOLUME         VOLUME      AS A PERCENT OF NEW
          (IN BILLIONS)  (IN BILLIONS)      TOTAL VOLUME
  1983          $ 83.3         $ 12.8                  15.4%
-----------------------------------------------------------
  1984           101.9           16.2                  15.9
-----------------------------------------------------------
  1985           204.3           44.4                  21.7
-----------------------------------------------------------
  1986           151.3           24.8                  16.4
-----------------------------------------------------------
  1987           105.0           19.1                  18.2
-----------------------------------------------------------
  1988           117.3           27.1                  23.1
-----------------------------------------------------------
  1989           125.0           31.1                  24.9
-----------------------------------------------------------
  1990           127.8           33.5                  26.2
-----------------------------------------------------------
  1991           172.4           51.9                  30.1
-----------------------------------------------------------
  1992           234.6           80.8                  34.4
-----------------------------------------------------------
  1993           291.9          108.0                  37.0
-----------------------------------------------------------
  1994           164.6           61.4                  37.3
-----------------------------------------------------------
  1995           160.3           68.5                  42.7
-----------------------------------------------------------
  1996           184.4           85.2                  46.2
-----------------------------------------------------------

     Source: Figures for 1983-1985 are based upon data provided by The Bond Buyer, December 10, 1992; figures for 1986-1996 are based upon data provided by The Bond Buyer, January 2, 1997. Amounts under the New Insured Volume column include only the insured portion of an issue. Amounts under the New Total Volume and New Insured Volume columns represent gross principal amounts issued or insured, as the case may be, during such year.

The primary financial guaranty insurers also insure municipal bond investment vehicles, such as unit investment trusts and mutual funds, and outstanding municipal bonds trading in the secondary market.

The non-municipal financial guaranty insurance market is newer and more diverse than the municipal bond insurance market. The types of securities supported by guaranties of non-municipal debt obligations include various asset-backed securities, including consumer and trade receivable-backed securities and commercial and residential mortgage-backed securities, corporate bonds and mutual funds. Although this market has been slower to develop than the municipal market, demand for this type of insurance is being stimulated by innovations in both domestic and foreign capital markets coupled with increasing investor and issuer awareness of the value provided by financial guaranties.

There are currently six primary U.S. financial guaranty insurance companies active in the business, the first four of which dominate the insured market:
Municipal Bond Investors Assurance Company (''MBIA''), AMBAC Indemnity Company (''AMBAC''), Financial Guaranty Insurance Company (''FGIC''), Financial Security Assurance Inc. (''FSA''), Capital Markets Assurance Company (''CapMAC''), and Connie Lee Insurance Company (''Connie Lee'').

(b)  Financial Guaranty Reinsurance Market -

Reinsurance is a transaction whereby the reinsurer agrees to indemnify the primary insurance company against part or all of the loss which the latter may sustain under a policy which it has issued. The reinsurer may also assume reinsurance from other reinsurers (''retrocessions''). In the event of loss, the reinsured generally remains liable on its obligation to indemnify the insured.

The two major kinds of reinsurance are treaty and facultative. Treaty reinsurance requires the reinsured to cede and the reinsurer to assume specific classes of risk underwritten by the ceding company over a period of time, typically one year. Facultative reinsurance is the reinsurance of part or all of one or more reinsurance policies which is subject to separate negotiation for each cession. It offers the option of accepting or rejecting individual submissions by a ceding company as distinguished from the obligation to accept specified classes of risk as a treaty reinsurer. Ceding companies generally will seek facultative agreements when treaty terms preclude the cession or inclusion of a particular risk, when the capacity of the treaty program is insufficient for a given risk (for instance, when policy limits are in excess of the treaty limits) or when special coverage is needed to comply with regulatory or other capacity restrictions.

Reinsurance is written on a proportional or non-proportional basis. Proportional reinsurance includes: (i) quota share reinsurance, whereby the assumed risk is a fixed percentage of the reinsured's risk, (ii) surplus share reinsurance, whereby the percentage of risk assumed is a multiple of the reinsured's net retention up to a stated maximum, and (iii) variable quota share reinsurance, whereby the percentage of assumed risk increases with the risk size to a stated maximum. There are many possible variations of these three types of proportional reinsurance. Non-proportional reinsurance includes: (i) risk assumption per risk and per occurrence in excess of a reinsured's retention, subject to a specified limit, and (ii) stop loss or aggregate excess of loss reinsurance, whereby the reinsurer assumes an aggregate loss incurred over a specific time period (for specific risks) above the reinsured's retention of loss incurred, up to a stated maximum.

The purposes of reinsurance in the financial guaranty industry are to (i) increase the insurance capacity of the reinsured, (ii) assist the reinsured in meeting applicable regulatory and rating agency requirements, (iii) augment the reinsured's financial strength, and (iv) manage the reinsured's risk exposure. State insurance laws and regulations, as well as the rating agencies, impose minimum capital requirements on financial guaranty companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk which may be insured. Reinsurance allows the reinsured to increase its capacity to write new business by effectively reducing the reinsured's gross liability on an aggregate and single risk basis. Furthermore, primary insurers manage the risk of their insured portfolios based on internal underwriting criteria and portfolio management guidelines. Reinsurance is instrumental in achieving those portfolio risk management goals. There are currently two domestic reinsurance companies, Capital Reinsurance and Enhance Reinsurance Company, specializing in the reinsurance of financial guaranties. Several non-U.S. multiline insurers and a small number of domestic multiline insurers, also participate in this reinsurance market. Based upon the 1996 annual statutory statements filed by each of the U.S. primary financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the U.S. primary financial guaranty insurers in 1996.

The size and growth of the financial guaranty reinsurance market is dependent on
(i) the size of the primary insurance market, (ii) the percentage of aggregate risk that the primary insurers cede to the reinsurers, (iii) regulatory, rating agency and other external risk retention limitations imposed on the primary insurers and (iv) the price and availability of substitute AAA rated capital facilities.

(3)  Mortgage Guaranty Reinsurance -
---  -----------------------------

(a)  Overview of Mortgage Guaranty Insurance Market -

Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lending institutions against the default of borrowers on mortgage loans which at the time of the advance had a loan-to-value (''LTV'') ratio in excess of 80%. The market for mortgage guaranty insurance is competitively shared by three sectors: governmental agencies, principally the Federal Housing Administration (''FHA'') and the Veterans Administration (''VA''), private mortgage guaranty insurers, and the lending institutions which choose to self-insure against the risk of loss on high LTV mortgage loans.

The private mortgage insurance industry, comprised of only monoline insurance companies, as required by law, provides two basic types of coverage: primary insurance, which protects lenders against default on individual residential mortgage loans by covering losses on such loans to a stated coverage percentage; and pool insurance, which protects lenders against aggregate default levels in an underlying pool of individual mortgages by covering the full amount of loss (less the proceeds from any primary insurance coverage that may be in place) on individual residential mortgage loans in such pool of loans, with an aggregate limit usually expressed as a percentage of the initial loan balances of the pool of loans. Primary insurance also facilitates the sale of high LTV mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, while pool insurance is often used to provide credit support for mortgage-backed securities and other secondary mortgage market transactions. There are eight private mortgage guaranty insurers writing new business: General Electric Mortgage Insurance Company (''GEMICO''); Mortgage Guaranty Insurance Company; PMI Mortgage Insurance Co. (''PMI''); United Guaranty Residential Insurance Company; Commonwealth Mortgage Assurance Company (''CMAC''); Republic Mortgage Insurance Company; Amerin Guaranty Corporation; and Triad Mortgage Insurance Company.

Mortgage guaranty insurers do not underwrite risk to a zero loss underwriting standard as in the financial guaranty insurance industry; rather, they underwrite with a view to target loss ratios ranging from 45% to 60%. A critical factor to successfully underwriting this class of business is the ability to consistently control the quality and diversity of insurance in-force, avoiding catastrophic losses from regional depressions and declines in residential real estate prices, by effective geographic and product dispersion.

(b)  Mortgage Guaranty Reinsurance Market -

The purposes of reinsurance in the mortgage guaranty insurance industry are to
(i) increase the insurance capacity of the reinsured, (ii) assist the reinsured in meeting applicable regulatory and rating agency requirements, (iii) augment the reinsured's financial strength and (iv) manage the reinsured's risk exposure.

Except for the Company, the external reinsurance capacity for the industry is provided almost exclusively by European multiline insurers and reinsurers, who offer modest amounts of traditional reinsurance products. Mortgage guaranty insurers have traditionally relied upon proportional reinsurance for their risk management needs. Recently, the need to profitably utilize invested capital and the need to manage risk have become equally important and the trend has shifted away from proportional reinsurance products. In addition to external reinsurance support, primary mortgage insurers have developed a system of risk sharing relationships with their own affiliates and other companies in the industry.

The profitable nature of the mortgage guaranty business over the last several years has caused primary mortgage insurers to be reluctant to cede business to reinsurers. Low loss ratios, higher premiums and streamlined operations have allowed mortgage insurers to bolster capital thereby diminishing the need for reinsurance support. The mortgage insurers, however, continue to rely on reinsurance due to a combination of factors including regulations imposing more stringent limits on exposure to risk, increased pressure to optimize financial results and the strengthening of rating agency constraints on allocation of risk. The Company, which through Capital Mortgage is the only dedicated mortgage guaranty reinsurer, has been able to capitalize on these factors by providing sophisticated mortgage reinsurance products in addition to the quota share reinsurance products historically offered.

Rating agencies currently impose more stringent requirements on risk-to-capital ratios for mortgage guaranty insurers than the 25:1 ratio imposed by applicable law. Generally, S&P and Moody's require that AA rated mortgage guaranty insurers operate at a risk-to-capital ratio of less than 20:1. The maintenance or improvement of high quality (AA or better) claims-paying ratings directly influences an insurer's ability to compete in the market and access capital resources to support its book of business.

(4)  Title Reinsurance -
---  -----------------

(a)  Overview of Title Insurance Market -

Title insurance is currently written by seven national and dozens of regional companies throughout the United States, all of which are required by statute to be monoline insurers. Title insurance essentially provides the acquirer or the mortgagor of real property with two forms of coverage. The first assures that the search and examination of the real estate records upon which the acquirer or mortgagor is relying for good and clean title was properly performed. In insuring that a process was in fact properly done and recorded, the title insurer is providing risk exclusion. The second form of coverage assures that all previously existing mortgages and liens will be paid off from the proceeds of the sale or refinancing of the property. In insuring that the existing mortgages and liens are extinguished, the title insurer is providing risk assumption.

(b)  Title Reinsurance Market -

Capital Title was formed to take advantage of the strategic opportunities presented by the recent trends in the title insurance business discussed above. Specifically, reinsurance needs are becoming more complex as primary insurers strive to react to the trends detailed above by diversifying reinsurance recoverable risk, optimizing financial results and maintaining high quality claims paying ability ratings. Risk syndication and access to larger, independent pools of capital to support ever increasing industry exposure is an important issue as the industry begins to compete in a rated environment. To address the concerns of rating agencies and the resulting capital adequacy and profitability issues, title insurers are adjusting their business practices, especially with regard to commercial transactions. Rating agencies, lenders, and regulators are increasingly concerned with the level of risk being taken by insurer's on large commercial transactions. Single-risk limits on the order of 20% to 30% of policyholders surplus have been, and are likely to continue to be, imposed on insurers. Accordingly, third party reinsurance, such as that provided by Capital Title, to build single risk capacity and as an overall capital substitute, has become important.

Capital Title applies its financial, reinsurance, rating agency, underwriting and legal expertise to provide reinsurance solutions tailored to the particular rating agency, financial, regulatory and risk management needs of each primary title insurer. Capital Title represents a independent source of capacity in an industry which has historically relied on a closed system of reinsurance capacity provided by the industry's primary insurers. Capital Title offers several specific products to the title insurance industry, all of which are derived from two basic reinsurance product types, excess of loss and quota share.

(5)  Trade Credit Reinsurance -
---  ------------------------

(a)  Overview of Trade Credit Insurance Market -

Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables and is a large, well-established specialty insurance product, particularly in Western Europe. Policyholders are generally covered for short-term exposures (generally less than 180 days and averaging 60-90 days) to insolvency or payment defaults by domestic and/or foreign buyers. Some export credit policies also cover political events which can disrupt either the flow of goods and services or payment for goods and services. Specialist underwriters dominate the market, using sophisticated information management systems to provide rapid approval of policy requests while maintaining underwriting controls.

Credit insurance relies on credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty insurance. Results are heavily dependent upon macroeconomic conditions, with typical loss ratios of 30-50% during healthy economies and rising to 80-100% during recessions.

(b)  Trade Credit Reinsurance Market -

The reinsurance market is led by traditional multi-line players, principally Munich Re and Swiss Re, who have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. Capital Credit has attempted to identify areas of opportunity where its specialty focus provides some advantage over the traditional players. Revenue targets have been set conservatively with the intention of selectively choosing participations. The product mix combines quota share and structured excess participations that are geared to produce results that outperform the overall credit insurance market.

B.  BUSINESS OF CAPITAL RE:

(1)  Business Strategy -
---  -----------------

The Company is an insurance holding company for a group of reinsurance companies that provide value-added products in specialty insurance markets. The Company provides reinsurance capacity to insurers in four principal areas of specialization: financial guaranty insurance, mortgage guaranty insurance, trade credit insurance and title insurance. Additionally, during 1996, the Company expanded its participation in the global market for specialty insurance and reinsurance by acquiring a Lloyd's of London managing general agency, and forming a Bermuda-based joint venture company to write financial reinsurance products. The Company intends to continue to diversify into additional specialty insurance and reinsurance markets on an opportunistic basis.

The foundation of the Company's specialty reinsurance business has been financial guaranty reinsurance, which the Company began providing in 1988 through its subsidiary, Capital Reinsurance. More recently, the Company's strategy of diversifying into other specialty reinsurance businesses has contributed to the Company's growth in revenues and earnings. For the year ended December 31, 1996, financial guaranty reinsurance accounted for 45.2% of net premiums written, mortgage guaranty reinsurance accounted for 38.9% of net premiums written, trade credit reinsurance accounted for 14.2% of net premiums written, and title reinsurance accounted for 1.7% of net premiums written.

The Company provides reinsurance products through five wholly-owned insurance subsidiaries: Capital Reinsurance, Capital Mortgage, KRE, Capital Credit and Capital Title.

Capital Reinsurance's focus on the municipal bond reinsurance business recognizes the fact that historically municipal bond insurance has been a proven revenue source in the financial guaranty insurance market which, when managed properly, can provide predictable revenues from an associated deferred premium revenue account.

In support of this strategy, Capital Reinsurance acquired several municipal bond reinsurance portfolios to increase the Company's in-force book of business and the diversification of its own reinsurance portfolio as to revenue source, geography, maturity and exposure to ceding companies. Moreover, Capital Reinsurance has sought to assume business with what it believes is a lower risk profile and higher than average pricing for the municipal bond insurance industry.

At the same time, consistent with its ''zero loss'' underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations, minimizing its exposure to commercial real estate and directing its capacity to the reinsurance of financial guaranties of asset-backed securities. In the case of both municipal bond reinsurance and the reinsurance of non-municipal debt obligations, Capital Reinsurance has emphasized facultative reinsurance, which Capital Reinsurance believes better permits it to maintain portfolio diversification, pricing discipline and conformity to its underwriting policies, because through facultative reinsurance the reinsurer may exercise control over risks assumed as they are accepted only on a risk-by-risk basis.

The successful establishment of Capital Reinsurance as a leading specialty reinsurer (by market share) of financial guaranties of municipal bonds in the U.S. domestic market, together with the creation of a quality reinsurance portfolio that provides a substantial base of recurring revenues, have given the Company a foundation to facilitate its diversification strategy. The first stage in the execution of this strategy was the Company's expansion into mortgage guaranty reinsurance through the organization and capitalization of Capital Mortgage, which commenced operations in February 1994. Capital Mortgage has become a leading reinsurer of mortgage guaranty insurance. Capital Mortgage's strategy is based on the development of creative reinsurance programs targeted to the individual capital, risk and portfolio management demands of the primary mortgage guaranty insurers. In order to optimize capital utilization, the business plan of Capital Mortgage includes the assumption of financial guaranty insurance business by its subsidiary, KRE, both as a retrocessionaire of Capital Reinsurance and directly from the U.S. primary financial guaranty insurers, as well as the reinsurance of mortgage guaranty insurance business by KRE, both as a retrocessionaire of Capital Mortgage and directly from the primary mortgage guaranty insurers.

In 1994, the Company identified an opportunity to further its diversification by the expansion of its trade credit reinsurance activities in the U.S. and Europe through Capital Credit. Trade credit reinsurance is a logical extension of the Company's underwriting focus, relying on trade credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty reinsurance. Capital Credit's strategy is to build a limited portfolio of trade credit reinsurance business from the leading European and U.S. primary trade credit insurers, which outperforms the overall market by combining quota share and structured excess of loss participations.

Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables. Policyholders are covered for short-term exposure (generally 60 to 90 days) to insolvency or payment default by domestic and overseas buyers. Some export sales policies also cover political events which can disrupt either the flow of goods or payment for goods. Specialist underwriters, predominantly European insurers, dominate the private primary market, using sophisticated information management systems to provide approval of policy requests while maintaining underwriting controls.

In early 1996, the Company entered the title reinsurance business through a newly formed, New York domiciled, monoline insurance company, Capital Title. Opportunities in the field of title reinsurance have arisen due to rapid consolidation among title insurers, an increased focus in the title insurance industry on relatively high margin commercial business, and increased scrutiny of title insurers' capital adequacy from financial institutions, rating agencies and the National Association of Insurance Commissioners. Currently, there are no dedicated title reinsurers, and only intra-industry facultative reinsurance is available to support large commercial title insurance policies. Capital Title provides coverages designed to aid title insurers in meeting capital adequacy concerns and to achieve desired claims-paying ability ratings from nationally recognized rating agencies. Capital Title derives business from relationships with primary title insurers, financial institutions active in commercial real estate lending and professionals involved in the real estate industry. Capital Title offers excess of loss and quota share reinsurance products on both a treaty and facultative basis.

During 1996, the Company expanded its participation in the global market for specialty insurance and reinsurance by acquiring a Lloyd's of London managing general agency, RGB Underwriting Agencies Ltd., and forming a Bermuda based joint venture company to specialize in financial reinsurance, including financial guaranty, mortgage guaranty and finite risk reinsurance. The Company's strategy is to continue to diversify into additional specialty reinsurance businesses as opportunities become available.

(2)  Insurance in Force -
---  ------------------

The information below is presented on a consolidated basis for Capital Reinsurance, Capital Mortgage (including KRE), Capital Credit and Capital Title, unless expressly indicated otherwise. The information includes estimates derived from the accounting and statistical records of Capital Reinsurance, Capital Mortgage (including KRE), Capital Credit and Capital Title. Capital Mortgage and KRE were not in operation before February 1994 and are not included in the information reported below for years prior to 1994 and Capital Title was not in operation before February 1996 and is not included in the information reported below for years prior to 1996.

The table below sets forth gross and net premiums written and net premiums earned by line of business.

                          PREMIUMS BY LINE OF BUSINESS
                             (DOLLARS IN THOUSANDS)

                                  YEAR ENDED DECEMBER 31,
                                ---------------------------
                                  1996      1995     1994
-----------------------------------------------------------
Gross Premiums Written:
-----------------------------------------------------------
  Municipal                     $ 48,411  $ 44,201  $56,875
-----------------------------------------------------------
  Mortgage                        53,683    39,111   30,148
-----------------------------------------------------------
  Non-Municipal                   10,902    17,244    5,264
-----------------------------------------------------------
  Credit                          15,070     7,043    2,564
-----------------------------------------------------------
  Title                            1,752         0        0
-----------------------------------------------------------
Total Gross Premiums Written    $129,818  $107,599  $94,851
-----------------------------------------------------------

-----------------------------------------------------------
Net Premiums Written:
-----------------------------------------------------------
  Municipal                     $ 36,707  $ 38,120  $50,073
-----------------------------------------------------------
  Mortgage                        40,936    27,584   23,848
-----------------------------------------------------------
  Non-Municipal                   10,902    17,244    6,310
-----------------------------------------------------------
  Credit                          14,891     6,560    2,564
-----------------------------------------------------------
  Title                            1,752         0        0
-----------------------------------------------------------
Total Net Premiums Written      $105,188  $ 89,508  $82,795
-----------------------------------------------------------

-----------------------------------------------------------
Net Premiums Earned:
-----------------------------------------------------------
  Municipal                     $ 27,540  $ 25,633  $34,510
-----------------------------------------------------------
  Mortgage                        43,882    22,072   16,775
-----------------------------------------------------------
  Non-Municipal                    7,199     6,433    5,307
-----------------------------------------------------------
  Credit                          12,239     5,959    2,258
-----------------------------------------------------------
  Title                            1,576         0        0
-----------------------------------------------------------
Total Net Premiums Earned       $ 92,436  $ 60,097  $58,850
-----------------------------------------------------------

The following charts sets forth certain information regarding gross premiums written on insurance ceded to the Company by its largest primary insurance clients in each material line of business in 1996, 1995, and 1994.


          GROSS PREMIUMS WRITTEN BY PRIMARY FINANCIAL GUARANTY INSURER
                             (DOLLARS IN THOUSANDS)

                              YEAR ENDED DECEMBER 31,
           -------------------------------------------------------------
                  1996                 1995                 1994
------------------------------------------------------------------------
 PRIMARY    GROSS     PERCENT    GROSS     PERCENT     GROSS     PERCENT
 INSURER   PREMIUMS  OF TOTAL   PREMIUMS  OF TOTAL   PREMIUMS   OF TOTAL
           WRITTEN              WRITTEN               WRITTEN
------------------------------------------------------------------------
AMBAC       $ 8,766        15%   $12,995        21%   $ 6,756        11%
------------------------------------------------------------------------
CapMAC        6,092        10      3,725         6      1,752          3
------------------------------------------------------------------------
FGIC         15,388        26      7,040        11     24,696         40
------------------------------------------------------------------------
FSA           8,590        14     15,968        26     10,303         16
------------------------------------------------------------------------
MBIA         19,589        33     19,474        32     18,765         30
------------------------------------------------------------------------
Other           888         2      2,243         4       (133)         0
------------------------------------------------------------------------

------------------------------------------------------------------------
Total       $59,313       100%   $61,446       100%   $62,139        100%
------------------------------------------------------------------------

          GROSS PREMIUMS WRITTEN BY PRIMARY MORTGAGE GUARANTY INSURER
                            (DOLLARS IN THOUSANDS)


                                      YEAR ENDED DECEMBER 31,
                   ------------------------------------------------------------

                          1996                 1995                 1994
-------------------------------------------------------------------------------
     PRIMARY        GROSS     PERCENT    GROSS     PERCENT    GROSS     PERCENT
     INSURER       PREMIUMS  OF TOTAL   PREMIUMS  OF TOTAL   PREMIUMS  OF TOTAL
                   WRITTEN              WRITTEN              WRITTEN
 -------------------------------------------------------------------------------
PMI                 $13,897        26%   $11,304        29%   $17,755        59%
-------------------------------------------------------------------------------
CMAC                 20,553        38     12,432        32      6,566        22
-------------------------------------------------------------------------------
GEMICO                7,686        14      8,000        20          0         0
-------------------------------------------------------------------------------
General               4,490         8      4,511        12      1,557         4
Accident (U.K.)
-------------------------------------------------------------------------------
Other                 7,057        14      2,864         7      4,270        15
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total               $53,683       100%   $39,111       100%   $30,148       100%
-------------------------------------------------------------------------------

               GROSS PREMIUMS WRITTEN BY PRIMARY CREDIT INSURER
                            (DOLLARS IN THOUSANDS)


                              YEAR ENDED DECEMBER 31,
           ------------------------------------------------------------

                  1996                 1995                 1994
-----------------------------------------------------------------------
 PRIMARY    GROSS     PERCENT    GROSS     PERCENT    GROSS     PERCENT
 INSURER   PREMIUMS  OF TOTAL   PREMIUMS  OF TOTAL   PREMIUMS  OF TOTAL
           WRITTEN              WRITTEN              WRITTEN
-----------------------------------------------------------------------
AIU         $ 4,176       28%     $1,695       24%     $    0        0%
-----------------------------------------------------------------------
HERMES        3,513       23       1,263       18         410       16
-----------------------------------------------------------------------
NCM           3,838       26       2,977       42       1,975       77
-----------------------------------------------------------------------
Other         3,543       23       1,107       16         178        7
-----------------------------------------------------------------------

-----------------------------------------------------------------------
Total       $15,070      100%     $7,042      100%     $2,563      100%
-----------------------------------------------------------------------

(3)  Detail on Financial Guaranty Insurance in Force -
---  -----------------------------------------------

The following table sets forth the Company's gross premiums written, net premiums written and net premiums earned relating to its reinsured U.S. and non-U.S. risks for each of the three years ended December 31, 1996, 1995 and 1994.

                 U.S. AND NON-U.S. PREMIUMS WRITTEN AND EARNED
                             (DOLLARS IN THOUSANDS)

                                                                        U.S. %  NON-U.S.%
                                            U.S.    NON-U.S.   TOTAL    TOTAL     TOTAL
YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------
            Gross Premiums Written        $108,869   $20,949  $129,818   83.9%       16.1%
-----------------------------------------------------------------------------------------
            Net Premiums Written            84,239    20,949   105,188   80.1        19.9
-----------------------------------------------------------------------------------------
            Net Premiums Earned             77,666    14,770    92,436   84.0        16.0
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------------
            Gross Premiums Written        $ 94,270   $13,329  $107,599   87.6%       12.4%
-----------------------------------------------------------------------------------------
            Net Premiums Written            76,739    12,769    89,508   85.7        14.3
-----------------------------------------------------------------------------------------
            Net Premiums Earned             53,373     6,724    60,097   88.8        11.2
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
-----------------------------------------------------------------------------------------
            Gross Premiums Written        $ 86,287   $ 8,564  $ 94,851   91.0%        9.0%
-----------------------------------------------------------------------------------------
            Net Premiums Written            74,931     7,864    82,795   90.5         9.5
-----------------------------------------------------------------------------------------
            Net Premiums Earned             54,517     4,333    58,850   92.6         7.4
-----------------------------------------------------------------------------------------

The following table shows the Company's ten largest financial guaranty single risk exposures by consolidated net par in force as of December 31, 1996. Collectively, these ten exposures accounted for 13.47% (consolidated net par) of the Company's reinsured financial guaranty portfolio.

             TEN LARGEST FINANCIAL GUARANTY SINGLE RISK EXPOSURES
                               NET PAR IN FORCE
                            (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------
               Credit (1)                 As of December 31, 1996
-----------------------------------------------------------------
Massachusetts State GO & Bay                        $757,687
 Transportation Bonds
-----------------------------------------------------------------
California General Obligation Bonds                  706,110
-----------------------------------------------------------------
New York City General Obligation Bonds               701,687
-----------------------------------------------------------------
Washington Public Power Supply System                567,501
-----------------------------------------------------------------
New York City Municipal Water Finance
 Authority                                           517,570
-----------------------------------------------------------------
New Jersey Transportation Trust Fund
 Authority                                           431,194
-----------------------------------------------------------------
Los Angeles County California Metro
 Transportation                                      421,389
-----------------------------------------------------------------
New York State General Obligation Bonds              419,562
-----------------------------------------------------------------
Municipal Electric Authority of Georgia              405,269
-----------------------------------------------------------------
Florida Department of Transportation -
 Turnpike                                            381,842
-----------------------------------------------------------------

(1) All subject to non proportional Excess of Loss ("EOL") retrocessional program and/or Annual Debt Service ("ADS") retrocessional program. See "Business--Retrocessional Arrangements and Soft Capital Facilities."


Although the Company generally does not write financial guaranty reinsurance on obligations that are non-investment grade at the time reinsured, the credit ratings of certain obligations may be reduced after the date such obligations are reinsured. The Company monitors its exposure to non-investment grade obligations and in this regard relies in part on information provided by its ceding companies, particularly with respect to certain municipal treaty business. The Company is familiar on an ongoing basis with the criteria used by S&P and Moody's for determining the investment grade status of the various credit sectors reinsured by the Company. These criteria are specific to, and vary considerably depending on, the line of business and type of credit reinsured. In certain cases, the Company and/or its cedants may obtain access to information on individual credits indicating that those credits no longer conform to the rating agencies' investment grade criteria, even through the rating agencies may not have yet reviewed those credits to determine their investment grade status. In such cases, the Company and/or its cedants may determine that certain individual credits are below investment grade quality. Based upon these procedures, the Company believes that approximately 1.05% of the reinsured financial guaranty portfolio (based on net par amount) or approximately $412.9 million, was rated below investment grade (i.e., not rated at least BBB- or Baa3 by either S&P or Moody's, or, if not rated, determined to be below investment grade in the opinion of the ceding company or the Company) at December 31, 1996.

Capital Reinsurance has developed several non-proportional retrocessional programs which supplement its financial guaranty single risk capacity for a number of selected large volume issuers of municipal bonds. In some cases, these arrangements are effected on an excess of loss basis and involve the retention by Capital Reinsurance of a first loss exposure (liability for all losses related to a particular risk up to a stated dollar amount). Under these arrangements, Capital Reinsurance's potential annual payment liability (the annual amount of claims payments which Capital Reinsurance is obligated to pay) related to an issue default during the period of such first loss exposure may be several times Capital Reinsurance's net average annual debt service exposure to such reinsured issue.

The financial guaranty reinsured portfolio of the Company contained exposures in each of the fifty states, the District of Columbia, Puerto Rico and several foreign countries. The following table sets forth the distribution of consolidated net book of business by state as of December 31, 1996.

        DISTRIBUTION OF FINANCIAL GUARANTY NET BOOK OF BUSINESS BY STATE
                            AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                           [PIE CHART APPEARS HERE]

Total: $39,405,087

New York        10.65%
California      11.07%
Florida          6.52%
Pennsylvania     4.70%
Texas            5.02%
New Jersey       3.47%
Illinois         3.55%
Massachusetts    3.16%
Washington       2.70%
Georgia          2.02%
Others          47.14%

(4)    Marketing -
---    ---------

The majority of the Company's business is derived from relationships it has established and maintains with the major U.S. primary financial guaranty, mortgage guaranty insurers and title insurers. European trade credit insurers, U.S. title insurers and United Kingdom mortgage guaranty insurers also provide a significant portion of the Company's business. These relationships provide business opportunities for the Company on both a treaty and facultative basis.

The Company's international retrocessional relationships enable it to access international sources of reinsurance. These relationships link the Company's technical expertise in financial guaranty and related reinsurance risk underwriting with the market knowledge and capital strength of the Company's international retrocessionaires. See ''Business--Retrocessional Arrangements and Soft Capital Facilities.'' These relationships have also aided the Company's participation in the European financial guaranty business.

Substantially all of the Company's business to date has been derived from reinsurance products written directly with insurers and not through intermediaries. However, the Company does use reinsurance brokers to access certain reinsurance opportunities, especially in the credit line of business. For the year ended December 31, 1996, intermediaries and brokers had accounted for 31% of U.S. gross premiums written and 79% of non-U.S. gross premiums written. The Company's relationships with these brokers do not commit or obligate the Company to accept business submitted by them. All applications for reinsurance from both new and existing ceding companies are subject to review and acceptance by the Company in accordance with the Company's underwriting guidelines. Brokers are compensated based on a percentage of premium, which varies from transaction to transaction. Certain U.S. domestic mortgage guaranty, non-municipal and other special risk reinsurance opportunities may also be produced by reinsurance intermediaries and brokers.

Capital Mortgage and KRE derive their mortgage guaranty reinsurance business principally through direct relationships with primary mortgage guaranty insurance companies. Reinsurance intermediaries and brokers are used in accessing reinsurance opportunities in the international market. Capital Credit has developed credit reinsurance business opportunities principally through reinsurance brokers and intermediaries. Capital Title has developed all of its business opportunities through direct contacts with primary title insurers.

(5)  Underwriting Guidelines, Policies and Procedures -
---  ------------------------------------------------

(a)  Financial Guaranty Reinsurance -

The underwriting process for the Company's financial guaranty insurance business is premised on the Company's policy of reinsuring investment grade obligations. Capital Reinsurance underwrites risks on a ''zero loss'' basis, meaning that each reinsured policy obligation has been evaluated by Capital Reinsurance under a standard of no loss expectation. However, losses in Capital Reinsurance's reinsured portfolio can be expected to occur, and there can be no assurance that these losses will not have a material adverse effect on financial condition and results of operations. See ''Business--Losses and Reserves.'' In addition, Capital Reinsurance's ongoing review of its portfolio does not involve any commitment by rating agencies or ceding companies to provide credit rating information on each assumed obligation.

Capital Reinsurance has organized its underwriting procedures to provide for multiple levels of credit review and analysis. Facultative submissions, which form the majority of Capital Reinsurance's business, are initially reviewed by one of Capital Reinsurance's underwriting analysts who performs a detailed evaluation of each individual submission to assure compliance with Capital Reinsurance's underwriting guidelines and rating agency and regulatory criteria. The analyst's recommendation is presented to one of Capital Reinsurance's Underwriting Committees for consideration. There are separate committees for municipal and non-municipal financial guaranty risks. The Company's Chief Underwriting Officer must approve the decision of the Underwriting Committee before the risk is written by Capital Reinsurance. The Board of Directors of the Company also reviews underwriting policy and trends on a quarterly basis.

Capital Reinsurance has established treaty reinsurance relationships with most of the U.S. primary financial guaranty insurance companies. Ceding insurers must be financially strong. Generally, each ceding company must also adhere to the underwriting standard of no loss expectation on financial guaranty insurance. Prior to initiating any treaty relationship, and on an annual basis thereafter, Capital Reinsurance conducts a review of the ceding company. Capital Reinsurance evaluates the ceding company's capital position, in-force book of business, reserves, cash flow, profitability and financial strength. The ceding company's underwriting process is analyzed to determine compliance with established credit guidelines and legal documentation requirements. Management of each ceding company is reviewed in the areas of credit control, monitoring and surveillance practices, claims administration and remedial management. After Capital Reinsurance completes its ceding company review, a report is prepared and presented to Capital Reinsurance's senior management and the Company's Board of Directors. All new treaty relationships must be approved by the appropriate Underwriting Committee and the Chief Underwriting Officer before the treaty is accepted by Capital Reinsurance. Treaty results and compliance are reviewed by Capital Reinsurance on quarterly and annual bases.

Capital Reinsurance also conducts its own due diligence and credit surveillance of underlying credits in accordance with internally developed and maintained standards. Capital Reinsurance's Chief Underwriting Officer formulates

Capital Reinsurance's underwriting policy and is responsible for its administration. The Board of Directors of Capital Reinsurance regularly reviews Capital Reinsurance's underwriting policy.

The underwriting staff is also responsible for the ongoing monitoring and review of ceding company underwriting practices and financial results. The annual underwriting reviews of the ceding companies described above measure adherence to the ceding company's own underwriting standards and monitor the relationship of pricing to risk on business being reinsured by Capital Reinsurance. The reviews are also used to monitor pricing by product line, bond type and risk classification in an effort to allocate capital effectively to specific portfolios and product areas that are considered to have a greater potential for profitability.

Capital Reinsurance's ongoing credit management of its reinsured portfolio is overseen by the Chief Underwriting Officer and the underwriting staff. The underwriting analysts recommend appropriate bond and credit sector representations and distributions. Capital Reinsurance's single and aggregate risk underwriting policies, while complying with regulatory and rating agency requirements, reflect Capital Reinsurance's capital resources, liquidity capabilities and retrocessional programs. Portfolio diversification is monitored regularly to improve the balance of geographic distribution, credit quality, bond type and maturity.

(b)  Mortgage Guaranty Reinsurance -

Unlike the "zero loss" standard applied in financial guaranty insurance underwriting, mortgage guaranty insurance is underwritten with the expectation of loss. Under normal economic conditions and in a stable interest rate environment, loss ratios in this line of business are generally in the 15% to 40% range and are associated with frictional unemployment, divorce and other social factors. By avoiding geographic concentrations and employing prudent underwriting, mortgage insurers are better able to manage their risk.

Capital Mortgage has established underwriting standards, procedures and closely monitored controls. A senior Mortgage Underwriting Committee, comprised of seven voting members including the Chief Executive Officer and the Chief Underwriting Officer, must approve each underwriting submission. Submissions are made through preparation of a comprehensive underwriting report, which is derived from (i) extensive meetings with senior management and staff of the ceding company, (ii) underwriting, actuarial and financial analysis of detailed information including historic mortgage performance, portfolio composition, origination procedures, quality control, loss mitigation and claims management, and (iii) reinsurance structure and profitability analysis.

Generally, ceding companies must demonstrate their capability to monitor economic trends in markets in which they are providing insurance and to exercise underwriting discipline. Capital Mortgage seeks to identify insurers having the capability to prospectively analyze economic trends in various markets based on local and regional market factors, political developments and global resource factors, such as energy prices. The ceding company is required to maintain analytical personnel dedicated to reviewing trends in local residential property markets. Capital Mortgage closely examines analytical methods by which the ceding company follows pricing adequacy and loss development patterns of its insurance in force. Ceding company loss mitigation and claims management procedures are evaluated and analyzed. The ceding company must demonstrate an adequate investigative capability, engaging in a systematic review of early payment defaults to detect fraud or potential defects in underwriting systems.

Capital Mortgage's underwriting staff reviews all reinsurance in force and recommends portfolio balancing targets (e.g., amount of risk in force by region, underwriting year, ceding company, loan type). On-site reviews of all ceding companies are conducted on at least an annual basis, encompassing a review of overall company organization, financial performance, developments in sales and marketing, underwriting systems and operations, actuarial services and claims management. Underwriting department analysts are charged with following rating agency reviews and industry developments, including a detailed review of semi-annual portfolio reports submitted by each ceding company to the rating agencies. Quarterly reviews for the Company's Board of Directors are prepared, including analysis of new business written, reports following ceding company audits and discussion of various trends in the mortgage insurance industry.

(c)  Trade Credit and Specialty Products Reinsurance -

Credit sales expose the seller to numerous risks ranging from the ability and willingness of the buyer to make payments according to agreed terms to political events which could disrupt the relationship between the seller and the buyer. Credit insurance is available in a variety of forms, and in varying degrees of comprehensiveness, to cover many of the potential risks encountered by the seller of goods and services. There are two broad areas of risk assumed in credit insurance and, consequently, reinsurance: commercial risks, including bankruptcy of the buyer and political risks, which can interfere with the fulfillment of an otherwise valid contract. Credit insurance underwriters manage risk by modifying the terms of coverage, by diversifying exposures to control aggregations of risks to particular buyers, industries, or territories, and by developing sophisticated data bases of credit and political information. The Company also writes a limited portfolio of other specialty lines. The Company performs extensive diligence of prospective ceding companies to identify those expected to produce superior underwriting results, structures its reinsurance participation to eliminate unacceptable risks and actively monitors exposures to identify any deterioration in risk profile and control aggregation across participations.

(d)  Title Reinsurance -

Similar to the "zero loss" standard applied in financial guaranty insurance underwriting, title reinsurance is underwritten without the expectation of any significant loss. Capital Title's underwriting decisions are, in major part, be based on the underwriting audits of its ceding companies, focusing on (i) underwriting policies, guidelines and procedures, the experience and quality of underwriting personnel, including knowledge of localized issues and quality control, (ii) financial performance and stability, reserve adequacy and liquidity, (iii) claims handling procedures and personnel and loss management techniques and procedures, with particular emphasis on salvage, (iv) record keeping and title plant to ensure that all are well maintained and up to date,
(v) agent and branch office review procedures, and (vi) trust fund and escrow account procedures. Preference is given to those companies whose overall policies, procedures and personnel exhibit a strong commitment to quality underwriting and loss management.

Capital Title automatically accepts for reinsurance all policies which fall within the parameters of its various treaties. However, policies which contain certain enumerated types of extraordinary risks will have to be submitted on a special acceptance basis and separately underwritten by Capital Title's underwriting staff. Such extraordinary risks may include insured interests created by, under or concerning bankruptcy or state insolvency laws, federal or state securities laws, mineral interests, Indian lands, wet lands, tide lands, and mechanic's lien issues.

In designing and recommending various excess of loss reinsurance strategies, Capital Title pays particular attention to each ceding company's loss experience, including frequency, severity and type of loss, at various policy sizes and levels of business. In conjunction therewith, salvage practices and procedures are considered.

Capital Title is also called upon to provide facultative reinsurance capacity to the industry, particularly on larger commercial transactions and securitized pools of real estate. Capital Title maintains an underwriting staff experienced in handling these types of transactions and familiar with the particular risks attendant thereto.

(6)  Retrocessional Arrangements and Soft Capital Facilities -
---  -------------------------------------------------------

The Company's business strategy places emphasis on the development of retrocessional relationships which provide the Company with a higher level of reinsurance risk capacity and serve as a means of accessing additional reinsurance opportunities. The Company's retrocessional strategy emphasizes building single-risk capacity and risk management. The Company retroceded 19.0% or $24.6 million of its gross premiums written in 1996, 16.8% or

$18.1 million of its gross premiums written in 1995, and 12.8% or $12.1 million of its gross premiums written in 1994.

In 1992, Capital Reinsurance entered into a portfolio first loss and excess of loss reinsurance agreement with Centre Reinsurance Company of New York, a AA rated reinsurer. The agreement, which covered the entire reinsured portfolio of Capital Reinsurance, provided protection against currently unforeseen losses which, should they occur, would, in the absence of the reinsurance cover, require a significantly greater loss reserve in the year of occurrence. The cover also provided Capital Reinsurance with catastrophic loss protection. Capital Credit entered into a similar cover in 1992 with AXA Re. In 1993, in response to accounting standards adopted by the EITF, these arrangements were canceled and new agreements were entered into which effectively revised and significantly downsized the coverage provided. Under these arrangements, Capital Reinsurance has ceded $19.5 million in premium and Capital Credit has ceded $4.25 million.

On January 31, 1994, Capital Reinsurance entered into an agreement with Deutsche Bank AG for a credit facility of up to $75 million specifically designed to provide rating agency qualified capital to further support the claims-paying resources of Capital Reinsurance. The agreement expires on January 27, 2004.

As part of its original capital structure, in 1994 Capital Mortgage purchased $30 million of portfolio excess of loss reinsurance. Additionally, in 1994 Capital Reinsurance established a $100 million portfolio excess of loss reinsurance arrangement. Capital Credit's claims-paying resources are further supported through a portfolio aggregate excess of loss reinsurance agreement with Capital Reinsurance.

The Company creates specialized retrocessional structures for establishing large financial guaranty single risk capacity, which the Company believes improve its competitive position with the primary financial guaranty insurance market. The Company believes that its ability to offer the primary financial guaranty market reinsurance capacity for the largest insurable debt issues is a significant marketing benefit, which allows it to access additional reinsurance opportunities. The Company's retrocessional treaty programs are its EOL Program and ADS Program. The EOL Program was a structured, non-proportional retrocessional treaty which (i) produced single risk capacity for the largest issuers of insurable municipal bonds, (ii) allowed international retrocessionaires to participate at a variety of risk levels, (iii) improved transactional profitability for the Company and (iv) complied with the Company's external risk limitations. The EOL Program was active through the end of 1991, and currently no new business is being ceded to it. The ADS Program is a proportional treaty covering annual payment obligations of the Company on issues reinsured under the EOL Program. The ADS Program was effective as of January 1, 1992.

Capital Reinsurance ceded to Capital Credit $0 million, $1.3 million, and $1.6 million in premiums, and $0 billion, $1.1 billion, and $1.3 billion in par amounts, for the years ended December 31, 1996, 1995 and 1994, respectively. Capital Credit interacts with Capital Reinsurance, and may in the future interact with Capital Mortgage, as a captive retrocessionaire for reinsurance opportunities which might otherwise be constrained in the context of Capital Reinsurance's rating agency and regulatory limitations. In 1994, Capital Credit began a measured expansion into the reinsurance of the international credit insurance business. This business is being conducted directly with third party ceding companies. To further support Capital Credit's credit reinsurance business, Capital Credit entered into a reinsurance agreement with Capital Reinsurance under which Capital Reinsurance provides $25 million in aggregate excess coverage.

KRE also provides retrocessional capacity to Capital Reinsurance and Capital Mortgage. For the year ended December 31, 1996, Capital Reinsurance retroceded to KRE $1.1 million of premiums.

Approximately $85 million of per policy coverage is provided to Capital Title by KRE pursuant to a Per Policy Excess of Loss Retrocession Agreement. Under this agreement, KRE covers an amount of loss paid by Capital Title arising from each of its policies equal to $90 million minus Capital Title's retention under the agreement. Capital Title's retention under the agreement is equal to the greater of: (i) $5 million, and (ii) 20% of Capital

Title's policyholder's surplus. $25 million of additional coverage is provided by KRE to Capital Title pursuant to the Excess of Loss Retrocession Agreement. Under this agreement, KRE covers up to $25 million of loss paid by Capital Title arising from its policies in excess of the lesser of: (i) 100% of Capital Title's net written premium, and (ii) the amount by which Capital Title's statutory capital exceeds $25 million. Capital Reinsurance has guaranteed payment of all of KRE's title reinsurance obligations to the extent KRE is unable to satisfy those obligations.

(7)  Competition -
---  -----------

(a)  Financial Guaranty Reinsurance -

Capital Reinsurance competes directly with one U.S. financial guaranty reinsurer, Enhance Reinsurance Company, and indirectly with various international multiline reinsurers and insurers. Based upon the 1996 annual statutory statements filed by each of the primary U.S. financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the primary U.S. financial guaranty insurers in 1996.

U.S. multiline insurance companies generally do not provide reinsurance to the financial guaranty insurance industry. Although applicable state insurance regulations have mandated a specialized form for the transaction of primary financial guaranty insurance, multiline insurers may participate as reinsurers. However, the Company believes, based upon its own experience, that almost all U.S. multiline insurers have declined to participate in this market primarily because of their lack of the special expertise and underwriting skills necessary for this line of reinsurance.

Numerous non-U.S. insurers participate in financial guaranty reinsurance treaties. Competition from international multiline reinsurance companies is best understood in the context of the financial guaranty reinsurance market in general. Cooperative channels of reinsurance capacity have developed throughout the reinsurance market in order to spread financial guaranty risk across a broad spectrum of insurers. As a result, international companies which may compete with Capital Reinsurance are frequently Capital Reinsurance's retrocessionaires and ceding companies. As the global market evolves, this interaction may become more pronounced.

Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by the major rating agencies, including S&P. S&P will grant credit against a primary company's capital requirements and single risk limits for reinsurance ceded, provided the reinsurer meets S&P claims-paying ability standards. The primary company receives a 100% credit for reinsurance ceded subject to the reinsurer's maintenance of a AAA claims-paying rating from S&P. A 70% credit is assigned if the reinsurer is rated AA and 30% if the reinsurer is rated A.

Capital Reinsurance also faces competition indirectly from other AAA rated financial institutions which provide capital substitutes to the primary financial guaranty insurance companies. Several international commercial banks have developed credit facilities and letter of credit products that qualify as rating agency capital and therefore provide primary insurers with increased insurance capacity for rating agency purposes. However, these banking facilities cannot provide regulatory capital or credit against liabilities. Further, the current lack of substantial AAA bank credit has reduced banks as a competitive force in the reinsurance market. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished. The Company believes that primary insurers have recently increased their primary capital base and that increased competition from foreign insurers is occurring. AXA Group Cie., one of France's largest insurers, established a subsidiary in 1995, AXA Re Finance S.A., in an effort to compete more effectively with AAA rated U.S. financial guaranty reinsurers. AXA Re Finance S.A. received a claims-paying ability rating of AAA from S&P and Fitch and reinsures U.S. financial guaranty insurance as well as European credit and surety insurance.

(b)  Mortgage Guaranty Reinsurance -

Capital Mortgage is not aware of any other U.S. professional reinsurer which specializes in mortgage guaranty reinsurance. Several U.S. multiline reinsurers offer capacity to the mortgage guaranty market but their participation has been limited. Substantially all of the external reinsurance capacity for the mortgage guaranty insurance industry is provided by European multiline insurers and reinsurers, who offer modest amounts of traditional reinsurance products. Capital Mortgage believes that those reinsurance providers typically lack the orientation and flexibility to address the current risk management, capital and financial problems of the mortgage guaranty insurance industry.

Like financial guaranty reinsurance, competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and reduces the need for reinsurance in general.

(c)  Trade Credit and Specialty Products Reinsurance -

The reinsurance market is led by traditional multiline players, principally Munich Re and Swiss Re, which have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. In addition to the market leaders, there are a large number of mainly European and U.S. reinsurers that compete for the business. Reciprocal reinsurance arrangements between primary companies are widespread, thus adding to the degree of competition in the industry.

(d)  Title Reinsurance -

Capital Title is the only U.S. professional reinsurer which specializes in third-party title reinsurance. To date, substantially all title reinsurance has been provided by the large title insurance companies, except for some minor excess coverage. The global reinsurance market has not been tapped to any significant extent by title insurers.

(8)  Ratings -
---  -------

(a)  Financial Guaranty Reinsurance -

Maintenance of an S&P and Moody's AAA rating is very important for the business of Capital Reinsurance, particularly in the area of financial guaranty reinsurance, because S&P will permit a AAA rated ceding company 100% credit for a cession only if the reinsurer is also AAA rated. The claims-paying ability of Capital Reinsurance has been rated AAA by S&P and Moody's. The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. These criteria follow the standards used to evaluate the claims-paying ability of primary financial guaranty insurers. The claims-paying ratings assigned by S&P and Moody's are based upon factors relevant to policyholders and are not directed towards the protection of investors in Capital Re.

The claims-paying rating criteria used by S&P and Moody's focus on the following factors: capital resources, financial strength; demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations; and a minimum policyholders' surplus comparable to primary company requirements, with capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy.

S&P has published standards as to capital charges and single risk categories to which Capital Reinsurance and other AAA rated financial guaranty insurers and reinsurers must adhere in order to maintain their highest ratings. These standards weight numerous factors to types of obligations which are significantly more complex than an insurance-in-force-to-capital ratio. In addition, capital adequacy is tested against an economic model that simulates a growth period followed by an economic depression which assumes no new business is written.

The Company's ability to compete with other AAA rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in the claims-paying rating of Capital Reinsurance. Under several treaties to which Capital Reinsurance is a party, the ceding companies may recapture business previously ceded to Capital Reinsurance in the event of a specified rating downgrade of Capital Reinsurance, which could result in a material adverse effect on the Company's deferred premium revenue and its recognition of future income from that reserve.

(b)  Mortgage Guaranty Reinsurance -

Capital Mortgage's mortgage guaranty reinsurance business plan is premised on a claims-paying rating of at least AA. S&P has rated the claims-paying ability of Capital Mortgage AA and the claims-paying ability of KRE AA-. Although the rating agencies have not published explicit rules regarding rating agency credit for reinsurance in the mortgage guaranty insurance area, in practice, they provide 100% credit to a AA rated ceding company for reinsurance to AA rated reinsurers. Reinsurance to lesser rated reinsurers is substantially discounted.

A reinsurer's financial ability to pay claims is the standard of value to its primary insurance market. The general standard of creditworthiness in the mortgage guaranty industry is AA. Certain national mortgage lenders and a large segment of the mortgage securitization market, including the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least AA- from S&P or Fitch or at least Aa3 from Moody's. As a result, all of the eight U.S. primary mortgage guaranty insurers have claims-paying ratings of at least AA and generally seek similarly rated reinsurance security. Ratings of at least AA provide the ceding companies with confidence that the reinsurer has the financial strength to meet its policy obligations.

(c)  Title Reinsurance -

Capital Title is rated AA- by S&P and Duff & Phelps. Although the rating agencies have not published explicit rules regarding rating agency credit for reinsurance in the title insurance area, in practice, the primary title insurers receive 100% credit for cessions to Capital Title. Title insurers are only beginning to obtain claims paying ability ratings; the general standard of creditworthiness that seems to be developing in the title insurance industry is A.

(d)  Other Ratings -

The Company's senior debt is rated A by S&P and Aa3 by Moody's, and the MIPS issued by the Company's finance subsidiary, Capital Re LLC, are rated A- by S&P and A1 by Moody's.

Capital Reinsurance, Capital Mortgage, KRE and Capital Title have not received ratings from A.M. Best Company, Inc. ("A.M. Best"), a major rating agency covering the insurance industry. A.M. Best rates insurance companies annually and provides statistical reports on their financial condition and history. However, A.M. Best has not rated financial guaranty insurers and reinsurers. Because the claims-paying ability ratings discussed above from S&P, Moody's and Duff & Phelps are generally considered far more important than A.M. Best ratings, the Company believes the absence of an A.M. Best rating has no impact on the Company's business or on its competitive position.

(9)  NAIC-IRIS Ratios -
---  ----------------

The National Association of Insurance Commissioners' Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business.

For the year ended December 31, 1996, Capital Reinsurance had no unusual values and Capital Mortgage fell outside the usual values for two of the eleven ratios. One ratio was the change in net writings and was outside the range because of the large increase in Capital Mortgage's gross premiums written from the prior year. The other ratio was investment yield which was low because Capital Mortgage received a capital infusion that it subsequently invested in an insurance subsidiary, therefore, preventing Capital Mortgage from earning any investment income on such capital infusion.

(10)  Losses and Reserves -
----  -------------------

In the financial guaranty line of business, case basis loss reserves are required to be established under generally accepted accounting principles ("GAAP") and statutory accounting practices ("SAP") when a payment default on an insured obligation is probable and the amount of the probable loss can be reasonably estimated. Moreover, under its various reinsurance treaties and facultative agreements, Capital Reinsurance is obligated to establish and maintain SAP case basis loss reserves. Under GAAP, the amount of the case basis loss reserve is calculated as the present value of the losses expected to be incurred through the full term of the obligation, including loss adjustment expenses, net of anticipated salvage and subrogation. Under current Maryland insurance law, case basis loss reserves may not be discounted under SAP.

In the mortgage guaranty reinsurance line, the Company's reserves are a function of the reserving methodologies of the primary insurance companies from which mortgage guaranty risk is assumed. A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event a potential future claim), the reporting of such default to the primary insurance company, the primary company's notification of loss to the reinsurer and the eventual payment of the claim related to the default. To recognize the liability for unpaid mortgage guaranty losses related to defaulted mortgages, primary mortgage guaranty insurers establish loss reserves in respect of such defaults based upon the claim rate and estimated average claim amount. Included in these loss reserves are Loss adjustment expense ("LAE") and Incurred But Not Reported Reserves. These reserves are estimates and there can be no assurance that they will prove adequate to cover ultimate loss developments on the reported defaults. The reserving process is premised on the assumption that historical experience relating to mortgage defaults, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions that have affected certain regions of the United States. Additionally, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future.

For the trade credit reinsurance business, loss reserves are established according to management's loss expectations which are based on historical loss development patterns experienced by the ceding companies on similar business as well as management's view of current macroeconomic conditions in the countries in which the policies apply.

For the title reinsurance business, case basis loss reserves are required to be established under GAAP and SAP when a loss under a reinsured title policy is probable and the amount of the probable loss can be reasonably estimated.

The Chief Financial Officer of the Company is responsible for determining the appropriate timing and amount of loss reserves after consultation with the Company's Chief Executive Officer and Chief Underwriting Officer. In making his determination, the Chief Financial Officer will also confer with the ceding company which originally insured the obligation. The Company may, in its discretion, establish a loss reserve independent of the originating ceding company.

As of December 31, 1996, the Company had established a net $18.1 million in GAAP case basis loss and LAE reserves (of which $5.8 million is classified as incurred but not reported reserves in the Company's statutory financial statements). The Company believes its loss and LAE reserves are adequate. The following table sets forth for the periods indicated certain information regarding the Company's loss experience.

                                                  YEAR ENDED DECEMBER 31
                                                  (DOLLARS IN THOUSANDS)

                                    ---------------------------------------
                                             1996      1995            1994
---------------------------------------------------------------------------
GAAP Net Premiums Earned                  $92,436   $60,097   $      58,850
---------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at   10,245     7,702           1,776
 Beginning of Period
---------------------------------------------------------------------------
Incurred Losses and LAE                     9,483     2,637           2,167
---------------------------------------------------------------------------
Paid (Recovered) Losses and LAE             1,969        94    (3,759)/(1)/
---------------------------------------------------------------------------
Unrealized Foreign Currency Loss on           310        14               0
 Reserve
 Revaluation
---------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at   18,069   $10,259   $       7,702
 End of Period/(2)/
---------------------------------------------------------------------------
Ratio of Losses Incurred and LAE to GAAP     10.3%      4.4%            3.7%
  Net Premiums Earned
---------------------------------------------------------------------------

(1)  Includes $4.0 million in recoveries received from retrocessionaires.
(2) Net of reinsurance recoverable on ceded losses of (in thousands) $1,833, $2,524, and $1,310 for the years ended December 31, 1996, 1995 and 1994, respectively.

(11)    Investments -
------  -------------

In managing its investment portfolio, the Company places a high priority on credit quality and liquidity. Investment policy is set by the Board of Directors and specific investments are managed by two outside advisers: Lazard Freres Asset Management, Inc. and Goldman Sachs Asset Management (the "Advisers"). The Advisers act as investment managers of the Company's portfolio under contracts terminable on 30 days' notice. Performance of the Advisers and the fees associated with these arrangements have been and will continue to be periodically reviewed by the Board of Directors of the Company. All investments made by the Advisers for the Company are in accordance with the general requirements and guidelines for investments established by the Board of Directors and Investment Committee thereof, including guidelines relating to average maturities, duration and quality, in accordance with applicable law. All investments in municipal bonds and certain asset backed securities are subject to prior approval by the Capital Reinsurance underwriting department. The Company's current investment policy only permits investment in investment grade fixed income securities. At December 31, 1996, 86.5% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issues by the U.S. Government or its agencies or instrumentalities. Overall weighted average credit quality is AAA.

Two strategic changes to the Company's investment guidelines were approved by the Board of Directors in 1996. The first was to allow the purchase of securities rated BBB in order to increase returns without significantly increasing overall portfolio risk. The second strategic change was to allow tactical purchases of non-dollar fixed income securities at the discretion of the Advisers and within the constraints established by the Board of Directors. The overall portfolio performance, however, remains benchmarked to composite domestic benchmarks. No assurance can be given that the Company's strategy of diversification will prove successful, or that losses will not be incurred in excess of those realized under the prior investment strategy.

                   AGGREGATE INVESTMENT PORTFOLIO BY MATURITY
                               AS OF DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                1996                   1995                    1994
-------------------------------------------------------------------------------------------
                        CARRYING  PERCENTAGE   CARRYING  PERCENTAGE   CARRYING   PERCENTAGE
                         VALUE     OF TOTAL     VALUE     OF TOTAL      VALUE     OF TOTAL
MATURITY OF                       INVESTMENT             INVESTMENT              INVESTMENT
INVESTMENTS                        PORTFOLIO              PORTFOLIO               PORTFOLIO
-------------------------------------------------------------------------------------------
Due in One Year or      $ 76,606         8.5%  $ 96,837        12.6%   $ 80,251        12.6%
 Less
-------------------------------------------------------------------------------------------
Due After One Year       117,503        13.0%    70,365         9.1%     44,530         7.0%
 Through Five Years
-------------------------------------------------------------------------------------------
Due After Five Years      74,723         8.3%    47,177         6.1%     13,522         2.1%
 Through Ten Years
-------------------------------------------------------------------------------------------
Due After Ten Years      632,270        70.2%   557,388        72.2%    500,448        78.3%
-------------------------------------------------------------------------------------------
Total Investment        $901,102         100%  $771,767       100.0%   $638,751       100.0%
 Portfolio
-------------------------------------------------------------------------------------------

          AGGREGATE INVESTMENT PORTFOLIO AND YIELD BY TYPE OF SECURITY
                            AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                          CARRYING VALUE  ESTIMATED FAIR  WEIGHTED AVERAGE YIELD
                                                              VALUE          TO MATURITY/(1)/
INVESTMENT CATEGORY
------------------------------------------------------------------------------------------------
Long-Term Investments:
------------------------------------------------------------------------------------------------
  Municipal Obligations                         $418,966        $418,966                    6.47%
------------------------------------------------------------------------------------------------
  Corporate Securities                           115,533         115,533                    6.99%
------------------------------------------------------------------------------------------------
  U.S. Government and Agency Obligations          77,057          77,057                    6.84%
------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities                     200,762         200,762                    7.66%
------------------------------------------------------------------------------------------------
  Emerging Markets                                13,360          13,360                    7.67%
------------------------------------------------------------------------------------------------
Total Long Term Investments                      825,678         825,678                    6.88%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Short-Term Investments                            75,424          75,424                    5.17%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Total Investment Portfolio                      $901,102        $901,102                    6.73%
------------------------------------------------------------------------------------------------

(1) Represents yield to maturity on long-term investments and current yield on short-term investments. All percentages are stated on a pre-tax basis, based on contractual maturity periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 1996, approximately $200.76 million or 22.3% of the Company's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $142.8 million or 71.1% was backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of December 31, 1996, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of December 31, 1996, $52.2 million or approximately 26.0% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $148.6 million, or 74.0%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At December 31, 1996, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

(12)  Banking Facilities -
----  ------------------

On January 27, 1996, the Company arranged with Deutsche Bank AG for the provision of a $25 million liquidity facility which is available for general corporate purposes for one year. The Company has not borrowed any funds under this facility.

Additionally, on August 20, 1996, the Company arranged with the Chase Manhattan Bank for the provision of a $25 million credit facility for general corporate purposes. On August 26, 1996, the Company utilized $16 million of this facility for the purpose of retiring its subordinated notes. The remaining $9 million was used to acquire RGB.

(13)      Data Processing -
----      ---------------

The Company believes that its data processing system is adequate to support its current needs and that such system has the capacity to support a greater volume of reinsurance business.

The Company uses microcomputers on a Novell network. The network has two fileservers which provide for disk duplexing and complete data and application redundancy. System applications files and databases are backed up to tape daily. Backup tapes are shipped to an off-site storage facility monthly and on-site backup is stored in a fire-proof safe outside the data center.

(14)    Employees -
----    ---------

As of December 31, 1996, the Company employed 57 persons, of whom 29 were in administration, legal, finance and management, 11 were in underwriting and technical support, 11 in management information services and 6 in direct marketing. None of these employees is covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

(15)    Executive Officers -
------  --------------------

The executive officers of the Company and their present ages and positions with the Company are set forth below.

Name                         Age           Position and Term of Office
---------------------------  ---  ----------------------------------------------

Michael E. Satz               48  Chairman of the Board, President and Chief
                                  Executive Officer (Officer since 1987)

Jerome F. Jurschak            49  Executive Vice President and Chief
                                  Underwriting Officer (Officer since 1988)

David A. Buzen                37  Executive Vice President and Chief Financial
                                  Officer (Officer since 1988)

Alan S. Roseman               40  Senior Vice President, General Counsel and
                                  Secretary (Officer since 1989); First Vice
                                  President and Associate General Counsel of
                                  AMBAC Indemnity Corporation 1984 to 1989

Laurence C.D. Donnelly        38  Executive Vice President (Officer since 1988)

Joseph W. Swain III           44  Senior Vice President (Officer since 1988)

(16) Regulatory Status of Insurance Subsidiaries -
---- -------------------------------------------

Capital Reinsurance is licensed as a surety, property and casualty insurer (including mortgage guaranty insurance) in the State of Maryland and is licensed or authorized to transact reinsurance business in the States of New York, Florida and California and is an approved or accredited reinsurer in Alaska, Colorado, Kentucky, North Carolina, Pennsylvania and Texas. Under its New York license, Capital Reinsurance is authorized to reinsure risks of every kind or description permitted by its charter (including financial guaranty risks). Notwithstanding the breadth of its New York license, Capital Reinsurance has committed to the New York Insurance Department that it will act in the United States only as a reinsurer and intends to reinsure only financial guaranty and related special risks consistent with its business strategy as a specialty reinsurer. Capital Mortgage is licensed as a mortgage guaranty insurer in the State of New York and is thereby authorized to transact solely the business of mortgage guaranty reinsurance. Similarly, Capital Title is licensed as a title insurer in the State of New York and is thereby authorized to transact solely the business of title reinsurance.

Capital Reinsurance is subject to the insurance laws and regulations of the State of Maryland and Capital Mortgage and Capital Title are subject to the insurance laws of the State of New York. Additionally, Capital Reinsurance, Capital Mortgage and Capital Title are subject to the laws of the other jurisdictions in which they are, or may be, licensed to transact business. In general, such insurance laws and regulations are primarily for the protection of the policyholders of these companies, i.e., their ceding insurers, and ultimately the policyholders of those ceding insurers.

These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require reinsurance companies to maintain minimum standards of business conduct and solvency, including the satisfaction of minimum capital requirements, and certain financial tests, the maintenance of deposits of securities with state insurance departments for the benefit of ceding insurers and the filing of certain reports with regulatory authorities. Capital Reinsurance, Capital Mortgage and Capital Title are required to file quarterly and annual SAP financial statements in each jurisdiction where they are licensed and with the National Association of Insurance Commissioners, and are subject to certain risk limits and other statutory restrictions concerning the types and quality of, and limitations on, investments.

The operations and accounts of Capital Reinsurance, Capital Mortgage and Capital Title are subject to periodic examination by the insurance departments of the jurisdictions in which they are licensed, authorized or accredited. The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of Capital Reinsurance, conducts a triennial examination of insurance companies domiciled in Maryland. The most recent complete triennial report of Capital Reinsurance covered the period from January 1, 1990 through December 31, 1993 and the report on examination was issued on May 22, 1995. The report contained comments and recommendations concerning various compliance deficiencies found in several areas, which deficiencies were largely technical in nature. Capital Reinsurance responded to the comments and recommendations in a manner satisfactory to the Maryland Insurance Administration and has taken action to assure compliance in all areas noted the future. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Capital Mortgage and Capital Title, will conduct examinations of these companies on a periodic basis.

Although the rates and policy terms of primary insurance agreements are generally closely regulated by state insurance departments, the terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority with respect to rates or policy terms. However, as a practical matter, the rates charged by the primary insurers have an effect on the rates that can be charged by reinsurers and, with respect to reinsurance of financial guaranty, mortgage guaranty and title primary insurers licensed in the States of California, Florida and New York, certain terms must often be included in the reinsurance agreement in order for such primary insurer to receive credit for the reinsurance on its statutory financial statements.

Capital Credit and KRE are insurance companies registered and licensed as general insurers under the laws of the Islands of Bermuda. Each is subject to the Insurance Act of 1978, as amended, of the Islands of Bermuda. It is the policy of the government of Bermuda that the insurance industry be essentially self-regulating and the Insurance Act is drawn to require certification by the appropriate officers and professionals of each company of compliance with the applicable statutory standards. Capital Credit and KRE are required under the Act to prepare annual statutory financial statements and file a statutory financial return, including a declaration of compliance with the statutory ratios (premium to statutory surplus ratio; five-year operating ratio and change in statutory surplus ratio) and a general business solvency certificate demonstrating compliance with the Insurance Act's minimum solvency ratio.

(17) Insurance Holding Company Regulations -
---- -------------------------------------

The Company, Capital Reinsurance, Capital Mortgage and Capital Title are subject to regulation under the insurance holding company statutes of Maryland, the domiciliary state of Capital Reinsurance, New York, the domiciliary state of Capital Mortgage and Capital Title, and of other jurisdictions in which they are, or may be, licensed. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, such as the Company, and insurers and reinsurers that are subsidiaries of insurance holding companies, to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain inter-company transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material inter-company transfers of assets and certain transactions between insurance companies, their parent companies and affiliates. The insurance holding company statutes impose standards on certain transactions between affiliated companies within the holding company structure, which include, among other requirements, that all transactions be fair and reasonable and have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length and that those exceeding specified limits receive prior regulatory approval.

(18) Maryland and New York Insurance Acquisitions Disclosure and Control Acts -
---- ------------------------------------------------------------------------

Under the Maryland Insurance Code and New York Insurance Laws, unless certain filings are made with the Insurance Commissioner, no person may acquire any voting security, or security convertible into a voting security, of an insurance holding company, such as the Company, which controls a Maryland or New York insurance company, as applicable, such as Capital Reinsurance, Capital Mortgage or Capital Title, or merge with such holding company, if, as a result of such transaction, such person would "control" such insurance holding company. Under current law, the transaction may not proceed without prior approval or exemption by the Insurance Commissioner unless following the required provision of certain information to the Insurance Commissioner, the Insurance Commissioner affirmatively approves the acquisition within a specified time period.
"Control" is presumed to exist if a person, directly or indirectly, owns or controls 10% or more of the voting securities of another person. This presumption may be rebutted by establishing by a preponderance of evidence that control does not exist in fact.

(19) Restrictions on Dividends -
---- -------------------------

(a)  Maryland Law:

The principal source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from Capital Reinsurance. Under current Maryland insurance law, as it applies to Capital Reinsurance, any proposed payment of a dividend or distribution in excess of certain amounts is called an "extraordinary dividend." "Extraordinary dividends" must be reported to, and approved by, the Maryland Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as the Company, which together with dividends paid during the preceding twelve months, exceeds 10% of an insurance company's policyholders' surplus at the preceding December 31. Further, an insurer may not pay any dividend or make any distribution to its shareholders, such as the Company, unless the insurer notifies the Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Commissioner may declare that such dividend not be paid if he finds that the insurer's policyholders surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. Based on the Maryland restrictions, at December 31, 1996, the maximum amount available during 1997, with notice to, but without prior approval of the Maryland Insurance Administration, for payment of dividends by Capital Reinsurance to the Company which would not be characterized as "extraordinary dividends" is approximately $33 million.

(b)  New York Law:

Capital Mortgage is subject to the dividend restrictions imposed under sections 4105 and 6502(b)(2) of the New York Insurance Law. Those sections provide that dividends may only be declared and distributed out of earned surplus. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds the lesser of 10% of the company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York Department, or 100% of adjusted net investment income during such period, unless, upon prior application therefor, the superintendent approves a greater dividend distribution based upon his finding that the company will retain sufficient surplus to support its obligations and writings. "Earned surplus" is defined as the portion of the company's surplus that represents the net earnings, gains or profits, after deduction of all losses, that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus or contingency reserves or applied to other purposes permitted by law but does not include unrealized appreciation of assets. "Adjusted net investment income" is defined as net investment income for the twelve months immediately preceding the declaration of the dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months before the declaration of the current dividend and ending twelve months prior thereto.

Capital Title is subject to the dividend restrictions imposed under sections 4105 and 6407 of the New York Insurance Law. Those sections provide that dividends may only be declared and distributed out of earned surplus and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. "Earned surplus" is defined as the portion of the company's surplus is not attributable to contributions to surplus made in the preceding five years or to appreciation in the value of the company's investments not sold or otherwise disposed of.

(c)  Bermuda Law:

Capital Credit and KRE have never declared nor paid dividends. Under Bermuda Law and the Bye-Laws of Capital Credit and KRE, dividends may be paid out of their profits (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of their surplus limited by the requirements that they must at all times (i) maintain the minimum share capital required under Bermuda Law, and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda Law.

(20) Credit for Reinsurance -
---- ----------------------

Through the "credit for reinsurance" mechanism, Capital Re's insurance subsidiaries are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which ceding primary insurers are licensed. In general, a ceding insurer will ordinarily enter into reinsurance agreements only if the ceding insurer can obtain credit for reinsurance on its statutory financial statements. Credit is allowed when the reinsurer is licensed, authorized or accredited in a jurisdiction where the ceding company is domiciled or, in some cases, licensed. In addition, many jurisdictions allow credit for reinsurance ceded to a reinsurer that is licensed in another jurisdiction and which meets certain financial requirements, provided, in some instances, that the jurisdiction has substantially similar reinsurance credit law requirements. Alternatively, most jurisdictions permit a ceding insurer to take credit for reinsurance on its statutory financial statements if the reinsurer is not licensed, accredited or authorized if the reinsurer provides security against the reserves ceded in the form of a letter of credit, funds withheld or through a trust fund mechanism. Capital Reinsurance is licensed, or meets the financial requirements in each of the jurisdictions in which the primary U.S. financial guaranty insurers are domiciled. Capital Mortgage is licensed, or meets the financial requirements in each of the jurisdictions in which the primary private U.S. mortgage guaranty insurers are domiciled. Capital Title is licensed or meets the financial requirements in each of the jurisdictions in which it has ceding companies and that impose such requirements.

(21) SAP Reserves -
---- ------------

(a)  Financial Guaranty Contingency Reserve -

Capital Reinsurance maintains the contingency reserves which the Company believes are required by the New York, California and Florida insurance laws to provide credit for reinsurance to ceding financial guaranty insurers licensed in New York, California and Florida. Under those laws, all financial guaranty insurers, or their reinsurers, are required to maintain a contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles.

Under the New York Insurance Law, for financial guaranty policies written on and after July 1, 1989 contributions are required to be made to the contingency reserve equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending upon the type of obligation. Contributions to the contingency reserve are required to be made as follows: (a) for municipal bonds, special revenue bonds and substantially equivalent obligations, by quarterly payments equal to one-eightieth of the total reserve required over a 20 year period; (b) for all other obligations, by quarterly payments equal to one-sixtieth of the total reserve required over a 15 year period. Contributions may be discontinued if the required total contingency reserve for all categories of obligations has been reached. The contingency reserves must be maintained for the period specified above, except that withdrawals by the insurer may be permitted, with the prior written approval of or written notice to the Superintendent of Insurance, under specified circumstances in the event that the actual incurred loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

As of December 31, 1996, 1995 and 1994, the contingency reserve recorded on Capital Reinsurance's statutory financial statements was $87.4 million, $71.4 million, and $56.1 million, respectively.

(b)  Mortgage Guaranty Contingency Reserve:

Under the New York Insurance Law, Capital Mortgage is required to establish a contingency reserve in an amount equal to 50% of earned premiums. Contributions to the contingency reserve made during each calendar year must be maintained for a period of one hundred and twenty months, except that withdrawals may be made by the company with the prior approval of the superintendent in any year in which the actual incurred losses exceed 35% of corresponding earned premiums.

(c)  Title Reinsurance Reserve:

Under the New York Insurance Law, Capital Title is required to establish a reinsurance reserve in an amount equal to one-eightieth of one percent of the exposure assumed by it. Capital Title may release from the reinsurance reserve five percent of the amount added to the reinsurance reserve during each year following the year in which the sum was added.

(22) Single and Aggregate Risk Limitations -
---- -------------------------------------

(a)  Financial Guaranty Business -

The New York Insurance Law limits the single and aggregate risks that a financial guaranty insurer may insure on a net basis. Capital Reinsurance complies with the single and aggregate risk limits of the New York Insurance Law for financial guaranty insurers. For example, the New York Insurance Law limits the insured average annual debt service on insured municipal bonds, special revenue bonds and substantially equivalent obligations with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to not more than 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of qualifying collateral and reinsurance, is limited to not more than 75% of the sum of the insurer's policyholders' surplus and contingency reserves. Single risk limits, which generally are more restrictive than the municipal bond single risk limit are also specified for several other categories of insured obligations. The New York Insurance Law also limits the aggregate insured outstanding principal and interest of guaranteed obligations, net of qualifying collateral and reinsurance, to certain multiples of the insurer's policyholders' surplus and contingency reserve. Aggregate risk limits vary for different categories of insured obligations.

(b)  Mortgage Guaranty Business:

Capital Mortgage is subject to the various limitations and requirements of the New York Insurance Law governing mortgage guaranty insurance. For example, the aggregate risk (i.e., total liability under its aggregate insurance and reinsurance policies) that a mortgage guaranty insurer may insure on a net basis cannot exceed twenty-five times its policyholders' surplus. The regulations promulgated under the New York Insurance Laws also contain detailed limitations on the conduct of mortgage pool insurance business by a New York licensed mortgage guaranty insurer.

(c)  Title Business:

Capital Title is subject to the various limitations and requirements of the New York Insurance Law governing title insurance. For example, Capital Title may not assume any single risk in excess of its, capital, policyholders' surplus, statutory premium and voluntary reserves.

ITEM 2.  PROPERTIES.

Capital Re Corporation, Capital Reinsurance and Capital Mortgage maintain offices at 1325 Avenue of the Americas, New York, New York 10019. The office comprises the entire 18th floor of the building, approximately 23,000 square feet of space. The companies began occupying these offices in April 1993.
Prior to that, Capital Re and Capital Reinsurance maintained offices at 787 Seventh Avenue, New York, New York. The offices at 787 Seventh were sublet to a third party upon the move to 1325 Avenue of the Americas.

ITEM 3.  LEGAL PROCEEDINGS.

There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information concerning a market for the Company's Common Stock and the payment of dividends set forth on page 55 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above, under the caption "Insurance Regulatory Matters - Restrictions on Dividends."

As of March 25, 1997, there were 33 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The information concerning selected financial data set forth on page 2 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth on pages 22 through 30 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's 1996 Consolidated Financial Statements, the Report of Independent Auditors thereon and the unaudited "Quarterly Financial Information" set forth on pages 31 through 53 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning directors set forth under "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

Information concerning executive officers is set forth under PART I, Item 1 "BUSINESS OF CAPITAL RE: Executive Officers -" in this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information concerning compensation of the Company's executive officers set forth in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information concerning security ownership of certain beneficial owners and management set forth in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain relationships and related transactions set forth in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV
ITEM 14.

     (a)  Financial Statements, Financial Statement Schedules and Exhibits.

     1. Financial Statements
       ---------------------

     Capital Re Corporation has incorporated by reference from the 1996 Annual Report to Stockholders the following consolidated financial statements of the Company:

                                                             1996 Annual
                                                              Report to
                                                             Stockholders
                                                             ------------
CAPITAL RE CORPORATION AND SUBSIDIARIES                         Page(s)

          Report of Independent Auditors                          31
          Consolidated Balance Sheets
           at December 31, 1996 and 1995                     32 - 33
          Consolidated Statements of
           Income For the Years Ended
           December 31, 1996, 1995 and
           1994                                                   34
          Consolidated Statements of
           Stockholders' Equity for the
           Years Ended December 31,
           1996, 1995 and 1994                                    35
          Consolidated Statements of
           Cash Flows for the Years
           Ended December 31, 1996,
           1995 and 1994                                          36
          Notes to Consolidated
           Financial Statements                              37 - 53

     2.  Financial Statement Schedules
         -----------------------------

     The Following Financial Statement Schedules are filed as part of this Report.

     Schedule   Title
     --------   -----
     II         Condensed Financial Information of Registrant
     IV         Reinsurance

The report of the Registrant's independent auditors with respect to the above listed financial statement schedules is set forth in Exhibit 24.01 of this Report.

All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

     3.  Exhibits
        ---------

     The following are annexed as exhibits to this Report:

     Exhibit No.    Exhibit
     -----------    -------


     3.01 Certificate of Incorporation of the Company, dated December 3, 1991, 1992 (Filed as exhibit 3.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     3.02 By-laws of the Company (Filed as exhibit 3.02 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     3.03 Certificate of Ownership and Merger of Capital Re Delaware Corporation and Capital Re Corporation (Filed as exhibit
                    3.03 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     4.01 Specimen Stock Certificate representing shares of Common Stock (Filed as exhibit 4.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     4.02 Form of Indenture between the Company and Morgan Guaranty Trust Company of New York, as Trustee including form of specimen Debenture (Filed as exhibit 4.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)

     4.03           Form of Subordinated Promissory Notes (Filed as Exhibits
                    10.01 - 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Comm. File No. 1-10995) and incorporated herein by reference)

     4.04 Form of Payment and Guarantee Agreement between Capital Re LLC and the Company (Filed as exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.05 Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative Monthly Income Preferred Shares, Series A (Filed as exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.06 Form of Liability Assumption Agreement between Capital Re LLC and Capital Re Corporation (Filed as exhibit 99.2 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.07 Form of Loan Agreement between Capital Re LLC and Capital Re Corporation (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.08 $25 Million Credit Facility between the Company, Various Banks and Deutsche Bank AG, as Agent (Filed as Exhibit 4.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference)

     4.09 $75 Million Credit Facility between Capital Reinsurance, Various Banks and Deutsche Bank AG, as Agent (Filed as
                    Exhibit 4.09 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference)

     4.10 $25 Million Credit Facility between the Company, Various Banks and The Chase Manhattan Bank, as Agent, dated August 20, 1996.

     9.01 Stockholders' Agreement dated as of January 17, 1992 by and among the Registrant, its institutional stockholders and certain of its management stockholders (Filed as exhibit
                    9.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)

     9.02 First Amendment to Capital Re Corporation 1992 Stockholders Agreement dated December 28, 1992 (Filed as exhibit 9.03 to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

     9.03 Modification of Credit Re Corporation Stockholders Agreement dated August 20, 1993 (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.01 Assumption Agreement dated as of February 3, 1988 between Capital Reinsurance and USF&G (Filed as exhibit 10.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.02 Credit Re Corporation Stockholders' Agreement dated February 23, 1990, as amended, by and among Credit Re Corporation and its stockholders (Filed as exhibit 10.02 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.03 Lease Agreements for the Company's prior principal offices at 787 Seventh Avenue, New York, New York (Filed as exhibit
                    10.03 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.04 Capital Re Corporation 1988 Stock Incentive Plan, as amended (the "1988 Plan") (Filed as exhibit 10.04 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.05 Form of 1988 Stock Incentive Plan Agreement (Filed as exhibit 10.05 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.06 Forms of Tax Equalization Loan Agreements related to 1988 Plan (Filed as exhibit 10.06 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.07 Form of Indemnity Agreement related to 1988 Plan (Filed as exhibit 10.07 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.08 1992 Stock Option Plan and related form of Non-Qualified Stock Option Agreement (Filed as exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.09 Facultative Reinsurance Agreement dated November 4, 1991, between Financial Guaranty Insurance Company and Capital Reinsurance Company (Filed as exhibit 10.13 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.10 Municipal Bond Investors Assurance Corporation Surplus Share Reinsurance Placement Slip dated January 9, 1992 by Capital Reinsurance Company (Filed as exhibit 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.11 Agreement dated January 1, 1988 by and between Municipal Bond Investors Assurance Corporation and United States Fidelity and Guaranty Company (Filed as exhibit 10.15 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.12 Reinsurance Memorandum No. Pima/Heron-5 USF&G dated May 20, 1991 for a Facultative Risk Cession pursuant to the Terms and Conditions of the Interests and Liabilities Contract and Treaty Effective January 1, 1990 (No. QS-2(1/1/90)) between Financial Security Assurance, Inc. and United States Fidelity and Guaranty Company (Filed as exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.13 Facultative Reinsurance Agreement between Financial Security Assurance, Inc. and United States Fidelity and Guaranty Company dated as of May 4, 1988 (Filed as exhibit 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.14 Interests and Liabilities Contract concerning the Quota Share Treaty between Financial Security Assurance, Inc. and Capital Reinsurance Company dated January 1, 1990, as revised (Filed as exhibit 10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.15 Interests and Liabilities Contract, dated January 9, 1992, concerning the Municipal Bond Insurance Quota Share Treaty between Financial Security Assurance, Inc. and Capital Reinsurance Company (Filed as exhibit 10.19 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.16 1992 Municipal Quota Share Reinsurance Treaty, dated December 6, 1991, between Financial Guaranty Insurance Company and Capital Reinsurance Company (Filed as exhibit
                    10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.17 1991-1992 Structured Finance Quota Share Reinsurance Treaty dated November 4, 1991, between Financial Guaranty Insurance Company and Capital Reinsurance Company (Filed as exhibit
                    10.21 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.18 1992 Pro Rata Reinsurance Agreement, dated as of January 1, 1992 between AMBAC Indemnity Corporation and Capital Reinsurance Company (Filed as exhibit 10.22 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)*

     10.19 Facultative Reinsurance Agreement, dated as of October 1, 1991, with Financial Guaranty Insurance Company (Filed as exhibit 10.22 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)*

     10.20 1993 Municipal Quota Share Reinsurance Treaty dated January 20, 1993 with Financial Guaranty Insurance Company (Filed as
                    Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.21 Structured Finance Quota Share Treaty and Interest and Liabilities Contract dated February 10, 1993 with Financial Guaranty Insurance Company (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.22 First Amendment to the Interests and Liabilities Contract dated November 1, 1990 and the Municipal Bond Insurance Quota Share Treaty Attached thereto effective January 1, 1993 with Financial Security Assurance Inc. (Filed as
                    Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference)*

     10.23 First Amendment to the Interests and Liabilities Contract dated December 1, 1991 and the Quota Share Treaty Attached thereto effective January 1, 1992 with Financial Security Assurance Inc. (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.24 Placement Slip regarding Taxable Structured Finance Treaty effective January 1, 1993 with Municipal Bond Investors Assurance Corporation (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.25 Lease Agreement for the Company's principal office between Capital Reinsurance Company and 1325 Limited Partnership (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.26 Capital Re Corporation Directors' Stock Option Plan (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.27 1994 Pro Rata Reinsurance Placement Memorandum (including Endorsement No. 2) dated January 1, 1994, between Capital
                    Reinsurance and AMBAC Indemnity Corporation   (Filed as
                    Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.28 First Amendment to Interest and Liabilities Contract and Municipal Bond Quota Share Reinsurance Treaty dated January 1, 1993 between Capital Reinsurance Company and Financial Security Assurance Inc. (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.29 Municipal Bond Surplus Share Reinsurance Agreement (Endorsement No. 2) dated January 1, 1993 between Capital Reinsurance Company and Municipal Bond Investors Assurance Corporation (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.30 Taxable Structured Finance Securities Quota Share Reinsurance Placement Slip dated January 1, 1994 between Capital Reinsurance Company and Municipal Bond Investors Assurance Corporation. (Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference)

     10.31 Municipal Variable Quota Share Treaty effective January 1, 1994, between Capital Reinsurance Company and Financial Guaranty Insurance Company (Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.32 Amended and Restated Interests and Liabilities Contract and Quota Share Reinsurance Treaty, amended and restated January 1, 1994, by and between Capital reinsurance Company and Financial Security Assurance Inc. (Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.33 First amendment Dated January 1, 1995 to Interests and Liabilities Contract and Quota Share Reinsurance Treaty as Amended and Restated January 1, 1994, by and between Capital Reinsurance Company and Financial Security Assurance Inc. (Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.34 Municipal Bond Surplus Share Reinsurance Agreement (Endorsement Nos. 3 and 4) between Capital Reinsurance Company and Municipal Bond Investors Assurance Corporation (Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.35 Taxable Structured Finance Securities Quota Share Reinsurance Agreement (Endorsements Nos. 1 and 2) between Capital Reinsurance Company and Municipal Bond Investors Assurance Corporate (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10:36 Municipal Bond Surplus Share Reinsurance Placement Slip (1995 underwriting year) between Capital Reinsurance Company and Municipal Bond Investors Assurance Corporation. (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.37          Capital Re Corporation Deferred Compensation Plan. (Filed as
                    Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-10995) and incorporated herein by reference).

     10.38          Capital Re Corporation Non-Qualified Profit Sharing Plan.
                    (Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-10995) and incorporated herein by reference).

     10.39          Capital Re Corporation Performance Share Plan

     11.01          Statement Re:  Computation of Per Share Earnings

     13.01 1996 Annual Report to Shareholders of Capital Re Corporation. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not to be deemed filed as part of this Report.

     22.01          Subsidiaries of Registrant

     24.01          Consent of Ernst & Young LLP, Independent Auditors

     25.01          Power of Attorney of the Board of Directors

     27.01          Financial Data Schedule as of December 31, 1996
     ___________

     *Confidential treatment was afforded, or has been requested, for certain portions of these agreements

     (b) Reports on Form 8-K

     On October 9, 1996, the Company filed a Form 8-K announcing an agreement to acquire Tower Street Holdings Limited and its subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1997               CAPITAL RE CORPORATION
                                    (Registrant)

                                    By:___________________
                                    Name:  Alan S. Roseman
                                    Title: Senior Vice President,
                                           General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                 Title                    Date
----------------------  -------------------------------  ---------------
Michael E. Satz*        Chairman of the Board,           March 30, 1997
                        Chief Executive Officer and
                        President (Principal Executive
                        Officer)

David A. Buzen*         Executive Vice President and     March  30, 1997
                        Chief Financial Officer
                        (Principal Financial and
                        Accounting Officer)

Harrison Conrad*        Director                         March 30, 1997
Richard L. Huber*       Director                         March 30, 1997
Steven D. Kesler*       Director                         March 30, 1997
Steven Newman*          Director                         March 30, 1997
Philip Robinson*        Director                         March 30, 1997
Edwin Russell*          Director                         March 30, 1997
Michael E. Satz*        Director                         March 30, 1997
Dan R. Skowronski*      Director                         March 30, 1997
Barbara Stewart*        Director                         March 30, 1997
Jeffrey F. Stuermer*    Director                         March 30, 1997

__________________________

*Alan S. Roseman, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Company named above pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as an exhibit to this report.

                            By: ___________________________________
                              Alan S. Roseman, Attorney-in-fact

CAPITAL RE CORPORATION
DECEMBER 31, 1996


NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Capital Re Corporation and Subsidiaries.

The Long-term debt of $74.8 million is senior unsecured debentures. See Note 7 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for a description of Capital Re Corporation's debt.

Of the $89.7 million intercompany balance with subsidiary, $94.9 million is a loan between the Corporation and its subsidiary, Capital Re LLC, a limited life company organized under the laws of the Turks and Caicos Islands. The $94.9 million loan consists of $75.0 million of proceeds received from the issuance of Company obligated mandatorily redeemable preferred securities of Capital Re LLC as well as the Corporation's $19.9 million common stock investment in Capital Re LLC. See Note 13 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for an explanation of the loan. Also, $5.2 million is a loan between the Corporation and its subsidiary, Capital Re (UK) Holdings, whereby the Corporation loaned Capital Re (UK) Holdings $5.2 million to facilitate the purchase of RGB Holdings Ltd. See Note 1 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for an explanation of the loan.

The Corporation is obligated to invest under certain circumstances up to $15 million of additional capital into each of its subsidiaries, Capital Credit Reinsurance Company, Ltd. and KRE Reinsurance Ltd.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Capital Re Corporation
December 31, 1996
(Dollars in thousands)


Condensed Balance Sheets                           As of          As of
------------------------                    December 31,   December 31,
ASSETS                                              1996           1995
------------------------                    ------------   ------------
Investment in affiliates                        $669,721       $593,284
Other assets                                       9,080          4,438
                                                --------       --------
  Total Assets                                  $678,801       $597,722
                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Long-term debt                                   $74,781        $74,744
Subordinated notes payable                             0         16,000
Bank note payable                                 25,000              0
Intercompany balance with affiliates              89,673         95,035
Stockholders' Equity                             489,347        411,943
                                                --------       --------
  Total Liabilities and Stockholders'
   Equity                                       $678,801       $597,722
                                                ========       ========


                                              Year Ended     Year Ended     Year Ended
                                            December 31,   December 31,   December 31,
CONDENSED STATEMENTS OF INCOME                      1996           1995           1994
-------------------------------------       ------------   ------------   ------------
Revenues                                            $183           $217           $311
Expenses                                          14,354         13,867         12,731
                                            ------------   ------------   ------------
  Total Operating (Loss)                         (14,171)       (13,650)       (12,420)
Equity in net income of affiliates                66,086         54,132         47,002
                                            ------------   ------------   ------------
  Income before income tax (benefit)              51,915         40,482         34,582
Income tax (benefit)                              (4,610)        (5,045)        (5,224)
                                            ------------   ------------   ------------
Net Income                                       $56,525        $45,527        $39,806
                                            ============   ============   ============

See accompanying notes to Condensed Financial Statements

                            CAPITAL RE CORPORATION
                           SCHEDULE IV - REINSURANCE
                            (DOLLARS IN THOUSANDS)


 Premiums                                                     Percentage
 Property               Ceded to       Assumed                 of Amount
      and     Gross        Other    from Other         Net    Assumed to
Liability    Amount    Companies     Companies      Amount           Net
---------    ------    ---------    ----------    --------    ----------
     1996        $0      $24,630      $129,818    $105,188        123.4%
     1995        $0      $18,091      $107,599     $89,508        120.2%
     1994        $0      $12,056       $94,851     $82,795        114.6%