Form 10-Q
period 1997-03-31
CAPITAL RE CORP
filed 1997-05-13
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED MARCH 31, 1997

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

AS OF MAY 12, 1997, THERE WERE OUTSTANDING 15,854,262 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                       PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION
           AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET -MARCH 31, 1997
          (UNAUDITED) AND DECEMBER 31, 1996                            3

          CONSOLIDATED STATEMENT OF INCOME - THREE MONTHS
            ENDED MARCH 31,1997(UNAUDITED)AND
            MARCH 31, 1996 (UNAUDITED)                                 4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - THREE MONTHS ENDED MARCH 31, 1997
           (UNAUDITED)                                                 5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
           MONTHS ENDED MARCH 31, 1997 (UNAUDITED) AND
           MARCH 31 1996 (UNAUDITED)                                   6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)     7-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-16


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                          17-19

SIGNATURES                                                             20


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                       March 31,         December 31,
                                          1997               1996
                                      ----------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  amortized cost: $812,846 in
  1997 and $800,137 in 1996)            $818,468             $825,678
Short-term investments, at cost,
  which approximates market              119,390               75,424
                                         -------              -------
Total Investments                        937,858              901,102

Cash                                      20,775               15,285
Accrued investment income                 11,461               12,287
Deferred acquisition costs               118,482              111,364
Prepaid reinsurance premiums              76,528               72,034
Reinsurance recoverable on
  ceded losses                             2,158                1,833
Funds held under reinsurance
  agreements                               3,861                3,861
Premiums receivable, net                  16,527                5,745
Other assets                               9,467                9,273
Investment in subsidiary                  10,233               10,000
Goodwill                                  13,043               13,567
                                      ----------           ----------
    Total Assets                      $1,220,393           $1,156,351
                                      ==========           ==========

LIABILITIES
Deferred premium revenue                $367,424             $337,104
Reserve for losses and loss
  adjustment expenses                     19,924               19,902
Profit commission liability               15,989               13,329
Deferred federal income taxes payable     54,349               58,474
Bank note payable                         25,000               25,000
Long-term debt                            74,791               74,781
Liability for securities purchased        71,145               42,749
Other liabilities                         24,574               20,666
                                        --------             --------
    Total Liabilities                   $653,196             $592,005
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1997 and 1996          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,871,762 and
  15,856,762 shares issued and
  outstanding in 1997 and
  1996, respectively                         161                  160
Additional paid-in capital               222,817              222,525
Retained earnings                        269,833              253,807
Foreign exchange translation               (347)                  122
Treasury stock; 189,700 and 189,700
  shares in 1997 and 1996, respectively  (3,870)              (3,870)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                    3,603                16,602
                                        -------               -------
Total Stockholders' Equity              492,197               489,346
                                        -------               -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,220,393            $1,156,351
                                     ==========            ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
           (Dollars in thousands except per share amounts)

                                           Three Months Ended
                                                March 31,
                                               (Unaudited)
                                           --------------------
                                            1997         1996
                                           --------------------
REVENUES:
Gross premiums written                   $64,525        $34,255
Ceded premiums                             8,255         16,195
                                         -------        -------
     Net premiums written                 56,270         18,060
     Increase in deferred
       premium revenue                   (25,721)         2,044
                                         -------        -------
    Net premiums earned                   30,549         20,104
Net investment income                     13,815         12,286
Net realized gain/(loss)                   2,785           (95)
Fee Income                                   445              0
Other income                                  25            244
Equity income in subsidiary                  233              0
                                          ------         ------
    Total Revenues                        47,852         32,539
                                          ------         ------


EXPENSES:
Loss and loss adjustment
  expenses                                 4,818          1,409
Acquisition costs                         17,325          8,857
Increase in deferred
  acquisition costs                      (7,085)        (2,221)
Profit commission expense                  1,996            953
Other operating expenses                   3,047          3,147
Amortization of goodwill                     167              0
Interest expense                           1,878          1,741
Foreign exchange loss                        394             26
Minority interest in
  Capital Re LLC                           1,434          1,434
                                          ------         ------
    Total Expenses                        23,974         15,346
                                          ------         ------

    Income before provision
     for federal income taxes             23,878         17,193

Provision for federal income taxes
   Current                                 3,490          2,062
   Deferred                                3,252          2,364
                                           -----          -----
Total provision for federal income taxes   6,742          4,426
                                           -----          -----

Net Income                               $17,136        $12,767
                                         =======        =======

Earnings per common share                  $1.08          $0.84
                                         =======        =======

Cash dividends per common share            $0.07          $0.06
                                         =======        =======

Weighted average number of common
  shares outstanding                      15,861         15,268
                                         =======        =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
             (Dollars in thousands except  share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1997      $160     $222,525    $253,807   ($3,870)
Net Income                      -          -         17,136       -
Exercise of stock options,
  including tax benefit
  (15,000 shares)               1         292          -          -
Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Foreign exchange translation    -          -           -          -
Dividend ($.07 per
  common share)                 -          -        (1,110)       -
                            ------------------------------------------
Balance, March 31, 1997       $161     $222,817    $269,833   ($3,870)
                            ==========================================

                                          NET UNREALIZED
                                             GAIN ON
                                         FIXED MATURITIES
                            FOREIGN         SECURITIES         TOTAL
                            EXCHANGE       AVAILABLE FOR   STOCKHOLDERS'
                           TRANSLATION        SALE            EQUITY
                            ------------------------------------------
Balance, January 1, 1997        $122       $16,602            $489,346
Net Income                        -           -                 17,136
Excercise of stock options,
  including tax benefit
  (15,000 shares)                 -           -                    293
Fixed maturities securities
  available for sale adjustments  -        (12,999)           (12,999)
Foreign exchange translation    (469)         -                  (469)
Dividend ($.07 per
  common share)                   -           -                (1,110)
                            ---------     --------            --------
Balance, March 31, 1997        $(347)       $3,603            $492,197
                            =========     ========            ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                         (Dollars in thousands)


                                                  Three Months Ended
                                                       March 31,
                                             -------------------------
                                                  1997          1996
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $17,136         $12,767
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                  9              10
  Net amortization of security
   premiums                                      (225)             335
  Provision for deferred federal
   income taxes                                  2,875           2,364
  Acquisition costs deferred                  (17,326)         (8,857)
  Amortization of deferred
   acquisition costs                            10,241           6,637
  Equity income in affiliate                     (233)               0
  Change in accrued investment income              826             297
  Change in premiums receivable, net          (13,468)           5,732
  Change in deferred premium revenue, net       25,721         (2,045)
  Change in outstanding loss reserves, net       (311)           1,724
  Net realized loss (gain) on investments      (2,785)              95
  Change in ceded balances payable               2,794               0
  Other                                          6,428           5,929
                                              --------         -------
Net Cash Provided by Operating Activities       31,682          24,989


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities               (294,870)        (19,764)
  Sales-fixed maturites                        285,202          26,698
  Maturities- fixed maturities                       0           2,400
Securities held-to-maturity:
  Maturities- fixed maturities                       0               0
(Purchases) Maturities of short-term
   investments, net                           (43,966)        (58,415)
Investment in Subsidiaries                           0               0
Other investing activities                      28,260           (219)
                                             --------         --------
Net Cash Used in Investing Activities         (25,374)        (49,301)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                    292          25,731
Purchase of treasury stock at cost                   0               0
 Issuance/(Repayment) of notes payable               0               0
Dividends paid                                 (1,110)           (940)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                           (817)          24,791
                                             ---------        --------
(Decrease)Increase in Cash                       5,490             480
Cash at Beginning of Period                     15,285           4,537
                                             ---------        --------
  Cash at End of Period                        $20,775          $5,017
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.


              CAPITAL RE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                         March 31, 1997


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1996 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), effective for years after December 15, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of "basic" earnings per share and, if applicable, "diluted" earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. In calculating dilutive earnings per share, the number of shares is increased to include all potentially dilutive common shares, including stock options. The adoption of FAS 128 is not expected to have a material effect on reported earnings per share.

2.   REINSURANCE

Ceded  earned premium for the three months ended March  31,  1997 and 1996 was $3.8 million and $3.0 million, respectively. Ceded losses for the same periods were $0.9 million and $1.9 million, respectively.

3.   INVESTMENTS

The Corporation enters into mortgage dollar roll transactions. A mortgage dollar roll is a combined sell and purchase agreement, whereby mortgage-backed securities are sold to a counterparty with a repurchase agreement of similar securities at some future date. The Corporation treats these agreements as financing transactions, and, as such, the obligation under the repurchase agreement is included in other liabilities. As of March 31, 1997, the repurchase commitment related to mortgage dollar roll transactions amounted to $71.1 million.

4.   INCOME TAXES

The effective tax rate for the three months ended March 31, 1997 and 1996 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the three months ended March 31, 1997 and 1996 were $0.0 million and $0.5 million, respectively.

5.   OTHER

Interest paid for the three months ended March 31, 1997 and 1996 was $0.4 million and $0.5 million, respectively.







              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has as operating subsidiaries six wholly owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the State of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and non-municipal bond insurance policies. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations. KRE Reinsurance, Ltd. (formerly Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty and trade credit and other specialty insurance policies, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage and Capital Credit Reinsurance Company, Ltd. ("Capital Credit"). Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit and other specialty insurance lines concentrated in Western Europe and the United States and is a retrocessionaire of Capital Reinsurance and Capital Mortgage. Capital Title Reinsurance Company ("Capital Title"), a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

In November 1996, the Corporation acquired, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd ("RGB"). RGB is a managing agency and presently manages three syndicates operating in the Lloyd's of London insurance market. In connection with this acquisition, the Corporation established a corporate name at Lloyd's, CRC Capital, Ltd. ("CRC"), to support underwriting on the managed syndicates. CRC participates in a non-marine and a life syndicate. At March 31, 1996, the results of RGB and CRC are consolidated in the Corporation's financial statements.

In December 1996, the Corporation entered into a joint venture with GCR Holdings Limited to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which will specialize in financial reinsurance, including financial guaranty, mortgage guaranty and finite risk reinsurance. The Corporation, through its subsidiary, KRE, owns a fifty percent interest in CGUL and controls 9.9% of its voting stock. The Corporation accounts for its investment in CGUL under the equity method.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 versus Three Months Ended March
31, 1996

Net income for the three months ended March 31, 1997 increased 33.6% to $17.1 million from $12.8 million for the same period of 1996. On a per share basis, net income increased to $1.08 for the three months ended March 31, 1996 from $0.84 for the same period of 1996, or 28.6%. In addition, net operating income (net income excluding realized gains and losses) increased 21.9% to $15.6 million for the three months ended March 31, 1997 from $12.8 million for the same period in 1996. On a per share basis, net operating income increased to $0.98 for the three months ended March 31, 1997 from $0.84 for the same period of 1996, or 16.6%. Growth in net premiums earned to $30.5 million from $20.1 million, or 51.7%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's further diversification into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 88.0% to $64.5 million for the three months ended March 31, 1997 from $34.3 million for the same period of 1996. This large increase was due to the addition of the new Lloyd's line of business from CRC as well as growth in the municipal and credit lines of business. Growth in municipal gross premiums written to $17.9 million in the first quarter of 1997 from $9.1 million in the first quarter of 1996 was due to two large structured facultative transactions. The following table shows gross premiums written by line of business for the three months ended March 31, 1997 and March 31, 1996.

                    Gross Premiums Written
                      Three Months Ended
                          March 31,
                       1997      1996
                      -----     -----
                     (dollars in millions)

 Municipal              $17.9    $9.1
 Mortgage                15.7     7.6
 Non-Municipal            3.3     4.2
 Credit and Specialty     6.4     3.4
 Title                    0.8     0.0
 Lloyd's                 20.4     0.0
                       ------  ------
                        $64.5   $34.3


Net premiums written increased by 211.0% to $56.3 million for the three months ended March 31, 1997 from $18.1 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above as well as due to a large increase in mortgage premiums written beneficially influenced by the timing of assumed and ceded premiums related to a significant transaction in the first quarter of 1996. The following table shows net premiums written by line of business for the three months ended March 31, 1997 and March 31, 1996.


                      Net Premiums Written
                       Three Months Ended
                            March 31,
                         1997      1996
                        ------    ------
                     (dollars in millions)
Municipal               $15.6    $6.5
Mortgage                 15.7     4.0
Non-Municipal             3.3     4.2
Credit and Specialty      6.4     3.4
Title                     0.8     0.0
Lloyd's                  14.5     0.0
                        -----     -----
                        $56.3   $18.1


For the three months ended March 31, 1997, net premiums earned increased 51.7% to $30.5 million from $20.1 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned in the mortgage, and credit and specialty reinsurance lines of business as well as the addition of the new Lloyd's line of business. For the three months ended March 31, 1997, net refunded earned premium decreased to $0.5 from $1.9 million for the comparable period in 1996. Excluding the effects of net refunded earned premium, net premiums earned increased 64.8% to $30.0 million from $18.2 million for the three months ended March 31, 1997 and 1996, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the three months ended March 31, 1997 and March 31, 1996. For the three months ended March 31, 1997 and 1996, ceded earned premium was $3.8 million and $3.0 million, respectively.


                      Net Premiums Earned
                      Three Months Ended
                           March 31,
                        1997       1996
                      ------     ------
                     (dollars in millions)
Municipal                $7.1     $8.1
Mortgage                 13.5      8.6
Non-Municipal             3.0      1.2
Credit and Specialty      4.5      2.2
Title                     0.7      0.0
Lloyd's                   1.7      0.0
                        -----    -----
                        $30.5    $20.1

For the three months ended March 31, 1997, net investment income increased 12.2% to $13.8 million from $12.3 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by
(i) an increase in invested assets from positive operating cash flows during the twelve months ended March 31, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized gains of $2.8 million for the three months ended March 31, 1997 compared to net realized losses of $0.1 million for same period in 1996. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $4.8 million from $1.4 million for the three months ended March 31, 1997 and 1996, respectively. Losses recorded in the three months ended March 31, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business which constitute an increasing portion of the Corporation's assumed book of business. Ceded losses for the three months ended March 31, 1997 and 1996 were $0.9 million and $1.9 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 56.8% to $24.0 million for the three months ended March 31, 1997 from $15.3 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidations of RGB and CRC's share of the Lloyd's syndicates. Furthermore, the combined ratio, excluding expenses associated with non insurance operations, increased to 64.7% for the three months ended March 31, 1997 from 60.4% for the comparable 1996 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than the financial guaranty reinsurance business.

For the three months ended March 31, 1997, the total tax provision increased to $6.7 million from $4.4 million for the same period in 1996. In addition, the effective tax rate increased to 28.0% in the first quarter of 1997 from 25.6% in the same period of 1996. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1997 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1996, or approximately $33.0 million. For the three months ended March 31, 1997, Capital Reinsurance paid $8.0 million in dividends to the Corporation.

Credit Re Corporation, a wholly owned subsidiary of the Corporation relies on dividends from its wholly owned subsidiary, Capital Credit, for funds which it provides the Corporation. Capital Credit's major sources of liquidity are also funds generated from reinsurance premiums, net investment income and maturing investments. Capital Credit is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of Capital Credit, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda Law, and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda Law. Since its organization, Capital Credit has not declared nor paid any dividends.

Capital Mortgage and Capital Title are subject to the dividend restrictions imposed under New York Insurance Law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York Insurance Law). Additionally, no dividend may be declared or distributed by Capital Mortgage or Capital Title in an amount which, together with all dividends declared or distributed by Capital Mortgage or Capital Title, as the case may be, during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York Insurance Department, or 100% of adjusted net investment income (as defined under New York Insurance Law) during such period, unless, upon prior application, the Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage or Capital Title, as the case may be, will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those described in the preceding paragraph for Capital Credit. To date, Capital Mortgage, KRE and Capital Title have not declared or paid any dividends.

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

In December 1996, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.07 per share, or $0.28 annually. For the three months ended March 31, 1997, common dividends were declared and paid in the amount of $1.1 million or $0.07 per share.

Cash  flows from operations for the three months ended March  31,
1997 and 1996, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $31.7 million and $25.0 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At March 31, 1997, cash and investments approximated $958.6 million, an increase of $42.2 million, or 4.6%, from $916.4 million at December 31, 1996. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of March 31, 1997, the entire investment portfolio was invested in highly-rated fixed income securities.

At March 31, 1997, approximately $164.2 million or 17.5% of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $141.0 million or 85.9% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of March 31, 1997, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of March 31, 1997, $9.7 million or approximately 5.9% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $154.5 million, or 94.1%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At March 31, 1997, the Corporation has no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

On January 31, 1997, the Corporation extended its existing agreement with Deutsche Bank AG for the provision of a $25.0 million liquidity facility (the ''DB Liquidity Facility'') which is available for general corporate purposes. The DB Liquidity Facility was extended for one year and is scheduled to expire on January 26, 1998. Capital Reinsurance also entered into an agreement on January 31, 1994 with Deutsche Bank AG for a credit facility (the "DB Credit Facility") of up to $75.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2003. The Corporation has not borrowed under either the DB Liquidity Facility or the DB Credit Facility.

In addition, on August 20, 1996, the Corporation entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes. Furthermore, on August 26, 1996, the Corporation utilized $16 million of the Chase Facility for purposes of paying subordinated notes which came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Corporation's chosen interest rate option under the terms of the Chase Facility. In November of 1996, the Corporation utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB.






PART II - OTHER INFORMATION


Item 3  -  Exhibits and Reports on Form 8-K

            (a) The following is annexed as an exhibit:


            Exhibit
            Number       Description
            ------      -----------
             11        Statement Re: Computation of Per
                         Share Earnings (Unaudited)

            (b) Reports on Form 8-K
                   None



                        INDEX TO EXHIBITS




Exhibit
Number           Description                      Page
-----            -----------                      ----

11              Statement Re: Computation of Per
                    Share Earnings (Unaudited)     19





                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CAPITAL RE CORPORATION



Date: May 12, 1997              By:  /s/ David A. Buzen
                                     ------------------
                                     David A. Buzen
                                     Executive Vice President,
                                     Chief Financial Officer


Date: May 12, 1997              By: /s/ Alan S. Roseman
                                    -------------------
                                    Alan S. Roseman
                                    Senior Vice President,
                                    General Counsel and Secretary