Form 10-Q
period 1997-06-30
CAPITAL RE CORP
filed 1997-08-13
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1997

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

AS OF AUGUST 12, 1997, THERE WERE OUTSTANDING 15,878,587 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS -JUNE 30, 1997
          (UNAUDITED) AND DECEMBER 31, 1996                          3

          CONSOLIDATED STATEMENTS OF INCOME - THREE AND SIX
           MONTHS ENDED JUNE 30, 1997 (UNAUDITED) AND
           JUNE 30, 1996 (UNAUDITED)                                 4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)       5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
           ENDED JUNE 30, 1997 (UNAUDITED) AND JUNE 30 1996
           (UNAUDITED)                                               6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9-19


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                       20-22

SIGNATURES                                                          23


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                       June 30,         December 31,
                                           1997                1996
                                      ----------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  (amortized cost: $812,530 in
  1997 and $800,137 in 1996)            $835,974             $825,678
Short-term investments, at cost,
  which approximates market              151,893               75,424
                                         -------              -------
Total Investments                        987,867              901,102

Cash                                       6,812               15,285
Accrued investment income                 12,584               12,287
Deferred acquisition costs               123,966              111,364
Prepaid reinsurance premiums              73,439               72,034
Reinsurance recoverable on
  ceded losses                             3,313                1,833
Funds held under reinsurance
  agreements                               3,875                3,861
Premiums receivable, net                  32,915                5,745
Other assets                              36,364                9,273
Investment in affiliates                  21,470               10,000
Goodwill                                  13,012               13,567
                                      ----------           ----------
    Total Assets                      $1,315,617           $1,156,351
                                      ==========           ==========

LIABILITIES
Deferred premium revenue                $391,746             $337,104
Reserve for losses and loss
  adjustment expenses                     23,012               19,902
Profit commission liability               18,732               13,329
Deferred federal income taxes payable     62,565               58,474
Bank note payable                         25,000               25,000
Long-term debt                            74,800               74,781
Liability for securities purchased        80,380               42,749
Other liabilities                         45,867               20,666
                                        --------             --------
    Total Liabilities                   $722,102             $592,005
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1997 and 1996          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,871,087 and
  15,856,762 shares issued and
  outstanding in 1997 and
  1996, respectively                         161                  160
Additional paid-in capital               223,381              222,525
Retained earnings                        284,830              253,807
Foreign exchange translation               (205)                  122
Treasury stock; 214,000 and
  189,700 shares in 1997 and
  1996, respectively                     (4,891)              (3,870)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                   15,239                16,602
                                        -------               -------
Total Stockholders' Equity              518,515               489,346
                                        -------               -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,315,617            $1,156,351
                                     ==========            ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
           (Dollars in thousands except per share amounts)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                      (Unaudited)         (Unaudited)
                                   ---------------      ----------------
                                    1997     1996       1997     1996
                                   ---------------      ----------------
REVENUES:
Gross premiums written           $60,431   $30,957   $124,956   $65,212
Ceded premiums                     1,460     4,055      9,716    20,250
                                 -------   -------    -------   -------
     Net premiums written         58,971    26,902    115,240    44,962
     (Increase)/decrease in
     deferred premium revenue    (27,097)    2,044   (52,817)  (18,004)
                                 -------   -------    -------   -------
    Net premiums earned           31,874    22,322    62,423     42,426
Net investment income             13,991    12,497    27,805     24,782
Net realized gain/(loss)           (192)     (716)     2,593      (811)
Fee Income                           874       494     1,319        494
Other income                         107        25       133        269
Equity income in affiliate           237         0       470          0
                                  ------    ------    ------     ------
    Total Revenues                46,891    34,622    94,743     67,160
                                  ------    ------    ------     ------

EXPENSES:
Loss and loss adjustment
  expenses                         5,031     2,357     9,848      3,766
Acquisition costs                 16,069     9,328    33,394     18,185
Increase in deferred
  acquisition costs              (5,397)   (2,178)  (12,482)    (4,399)
Profit commission expense          1,971     1,387     3,967      2,340
Other operating expenses           2,870     2,358     5,916      5,504
Amortization of goodwill             167         0       334          0
Interest expense                   1,844     1,740     3,722      3,480
Foreign exchange (gain)/loss       (151)      (11)       242         15
Minority interest in
  Capital Re LLC                   1,434     1,434     2,869      2,869
                                  ------    ------    ------     ------
    Total Expenses                23,836    16,415    47,810     31,760
                                  ------    ------    ------     ------

    Income before provision
     for federal income taxes     23,055    18,207    46,933     35,400

Provision for federal income taxes
   Current                         5,034       943     8,864      3,005
   Deferred                        1,913     3,979     4,825      6,343
                                  ------    ------    ------     ------
Total Provision for federal
  income taxes                     6,947     4,922    13,689      9,348
                                  ------    ------    ------     ------

Net Income                       $16,108   $13,285   $33,245    $26,052
                                 =======   =======   =======    =======

Earnings per common share          $1.02     $0.85     $2.10      $1.68
                                 =======   =======   =======    =======

Cash dividends per common share    $0.07     $0.06     $0.14      $0.12
                                 =======   =======   =======    =======

Weighted average number of common
  shares outstanding              15,861    15,698    15,862     15,483
                                 =======   =======   =======    =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
             (Dollars in thousands except  share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1997      $160     $222,525    $253,807   ($3,870)
Net Income                      -          -         33,245       -
Exercise of stock options,
  including tax benefit
  (38,625 shares)               1         856          -          -
Purchase of treasury stock
  at cost (24,300 shares)       -          -           -       (1,021)
Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Foreign exchange translation    -          -           -          -
Dividend ($.14 per
  common share)                 -          -        (2,222)       -
                            ------------------------------------------
Balance, June 30, 1997        $161     $223,381    $284,829   ($4,891)
                            ==========================================

                                         NET UNREALIZED
                                            GAIN ON
                                             FIXED
                                           MATURITIES
                           FOREIGN         SECURITIES        TOTAL
                            EXCH.           AVAILABLE    STOCKHOLDERS'
                          TRANSLATION       FOR SALE        EQUITY
                          -----------------------------------------
Balance, January 1, 1997     $122            $16,602        $489,346
Net Income                     -                -             33,245
Exercise of stock options,
  including tax benefit
  (38,625 shares)              -                -                857
Purchase of treasury stock
  at cost (24,300 shares)      -                -            (1,021)
Fixed maturities securities
  available for sale
  adjustments                  -             (1,363)         (1,363)
Foreign exchange translation (327)              -              (327)
 Dividend ($.14 per
  common share)                -                -            (2,222)
                          --------          --------        --------
Balance, June 30, 1997      ($205)           $15,239        $518,515
                          ========          ========        ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                         (Dollars in thousands)

                                                  Six Months Ended
                                                       June 30,
                                             -------------------------
                                                  1997            1996
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $33,245         $26,052
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                 19              19
  Net amortization of security
   premiums                                      (374)             637
  Provision for deferred federal
   income taxes                                  4,825           6,343
  Acquisition costs deferred                  (33,394)        (18,185)
  Amortization of deferred
   acquisition costs                            20,905          13,787
  Equity Income in affiliate                     (470)               0
  Change in accrued investment income            (297)         (1,375)
  Change in premiums receivable, net          (33,779)         (1,823)
  Change in deferred premium revenue, net       52,839           2,536
  Change in outstanding loss reserves, net       1,578           3,389
  Net realized loss (gain) on investments      (2,593)           (811)
  Change in ceded balances payable               6,901               0
  Other                                          3,881           3,889
                                              --------         -------
Net Cash Provided by Operating Activities       53,286          36,081


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities               (589,254)       (304,610)
  Sales-fixed maturities                        579,785         273,643
  Maturities- fixed maturities                       0           3,800
Maturities (purchases) of short-term
 investments, net                             (76,468)        (53,207)
Investment in Affiliates                      (11,000)               0
Other investing activities                      37,565          18,585
                                             --------         --------
Net Cash Used in Investing Activities         (59,372)        (61,790)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                    856          27,005
Purchase of treasury stock at cost             (1,021)           (232)
Dividends paid                                 (2,222)         (1,884)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                         (2,386)          24,889
                                             ---------        --------
(Decrease)Increase in Cash                     (8,472)           (819)
Cash at Beginning of Period                     15,285           4,537
                                             ---------        --------
  Cash at End of Period                         $6,812          $3,718
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   CAPITAL RE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                             June 30, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1996 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

2. REINSURANCE

Ceded earned premium for the three and six months ended June 30, 1997 and 1996 were $4.5 million and $8.3 million, and $3.9 million and $6.9 million, respectively. Ceded losses for the same periods were $0.9 million and $1.8 million, and $2.1 million and $4.1 million, respectively.

3. INVESTMENTS

The Corporation enters into mortgage dollar roll transactions.   A
mortgage dollar roll is a combined sell and purchase agreement, whereby mortgage-backed securities are sold to a counterparty with a repurchase agreement of similar securities at some future date. The Corporation treats these agreements as financing transactions, and, as such, the obligation under the repurchase agreement is included in liabilities for securities purchased. As of June 30, 1997, the repurchase commitment related to mortgage dollar roll transactions amounted to $80.4 million.

4. INCOME TAXES

The effective tax rate for the six months ended June 30, 1997 and 1996 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the six months ended June 30, 1997 and 1996 were $7.7 million and $4.6 million, respectively.

5. OTHER

Interest paid for the six months ended June 30, 1997 and 1996 was $3.7 million and $3.4 million, respectively.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has six wholly owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the State of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and non-municipal bond insurance obligations. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations. KRE Reinsurance, Ltd. (formerly Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty, trade credit and other specialty lines of insurance, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage and Capital Credit Reinsurance Company, Ltd. ("Capital Credit"). Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit, political risk, and other specialty insurance lines concentrated in Western Europe and the United States and is a retrocessionaire of Capital
Reinsurance and Capital Mortgage.   Capital Title Reinsurance Company
("Capital Title"), a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

In November 1996, the Corporation acquired, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB").
RGB is a managing agency and presently manages four syndicates operating in the Lloyd's of London insurance market. In connection with this acquisition, the Corporation established a corporate name at Lloyd's, CRC Capital, Ltd. ("CRC"), to support underwriting on certain of the managed
syndicates.   CRC participates in a non-marine and a life syndicate.  At
June 30, 1997, the results of RGB and CRC are consolidated in the Corporation's financial statements.

In December 1996, the Corporation entered into a joint venture with GCR Holdings Limited to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which will specialize in financial reinsurance, including financial guaranty, mortgage guaranty and finite risk reinsurance. The Corporation, through its subsidiary, KRE, owns a fifty-percent interest in CGUL and controls 9.9% of its voting stock. The Corporation accounts for its investment in CGUL under the equity method.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Net income for the three months ended June 30, 1997 increased 21.1% to $16.1 million from $13.3 million for the same period of 1996. On a per share basis, net income increased to $1.02 for the three months ended June 30, 1997 from $0.85 for the same period of 1996, or 20.0%. In addition, net operating income (net income excluding realized gains and losses) increased 17.5% to $16.1 million for the three months ended June 30, 1997 from $13.7 million for the same period in 1996. On a per share basis, net operating income increased to $1.02 for the three months ended June 30, 1997 from $0.88 for the same period of 1996, or 15.9%. Growth in net premiums earned to $31.9 million from $22.3 million, or 43.1%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's Lloyd's of London ("Lloyd's") participation through from CRC as well as growth in the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 94.8% to $60.4 million for the three months ended June 30, 1997 from $31.0 million for the same period of 1996. This large increase was due to the consolidation of the Lloyds premiums written from CRC as well as growth in the mortgage and credit lines of business. Growth in mortgage gross premiums written to $24.6 million in the second quarter of 1997 from $11.9 million in the second quarter of 1996 was primarily due to the timing of a significant annual installment transaction recorded in the second quarter of 1997. The following table shows gross premiums written by line of business for the three months ended June 30, 1997 and June 30, 1996.

                         Gross Premiums Written
                           Three Months Ended
                                June 30,
                            1997       1996
                            ----       ----
                         (dollars in millions)
   Municipal               $11.7      $12.4
   Mortgage                 24.6       11.9
   Non-Municipal             3.9        3.0
   Credit and Specialty      4.6        3.4
   Title                     0.7        0.3
   Lloyd's                  14.9        0.0
                           -----      -----
                           $60.4      $31.0

Net premiums written increased by 119.3% to $59.0 million for the three months ended June 30, 1997 from $26.9 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the three months ended June 30, 1997 and June 30, 1996.

                         Net Premiums Written
                          Three Months Ended
                               June 30,
                            1997       1996
                           -----      -----
                        (dollars in millions)
   Municipal               $11.5       $8.5
   Mortgage                 24.5       11.7
   Non-Municipal             3.9        3.0
   Credit and Specialty      4.6        3.4
   Title                     0.7        0.3
   Lloyd's                  13.8        0.0
                           -----      -----
                           $59.0      $26.9

For the three months ended June 30, 1997, net premiums earned increased 43.1% to $31.9 million from $22.3 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned in the municipal, mortgage, and credit and specialty reinsurance lines of business as well as the addition of the Lloyd's line of business. For the three months ended June 30, 1997, net refunded earned premium increased to $1.9 from $0.6 million for the comparable period in 1996. Excluding the effects of net refunded earned premium, net premiums earned increased 38.2% to $30.0 million from $21.7 million for the three months ended June 30, 1997 and 1996, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the three months ended June 30, 1997 and June 30, 1996. For the three months ended June 30, 1997 and 1996, ceded earned premium was $4.5 million and $3.9 million, respectively.

                         Net Premiums Earned
                         Three Months Ended
                              June 30,
                          1997         1996
                         -----        -----
                        (dollars in millions)
   Municipal              $7.2         $5.2
   Mortgage               13.9         12.4
   Non-Municipal           2.3          2.0
   Credit and Specialty    3.8          2.5
   Title                   0.7          0.2
   Lloyd's                 4.0          0.0
                         -----        -----
                         $31.9        $22.3

For the three months ended June 30, 1997, net investment income increased 12.0% to $14.0 million from $12.5 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1997. In addition, the Corporation recognized net realized losses of $0.2 million for the three months ended June 30, 1997 compared to net realized losses of $0.7 million for same period in 1996. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $5.0 million from $2.4 million for the three months ended June 30, 1997 and 1996, respectively. Losses recorded in the three months ended June 30, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business which constitute an increasing portion of the Corporation's assumed book of business. Ceded losses for the three months ended June 30, 1997 and 1996 were $0.9 million and $2.1 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 45.1% to $23.8 million for the three months ended June 30, 1997 from $16.4 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidations of RGB and CRC's share of the RGB managed syndicates. Furthermore, the combined ratio, excluding expenses associated with non insurance operations, increased to 63.9% for the three months ended June 30, 1997 from 59.4% for the comparable 1996 period.
This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than the financial guaranty reinsurance business.

For the three months ended June 30, 1997, the total tax provision increased to $6.9 million from $4.9 million for the same period in 1996. In addition, the effective tax rate increased to 30.1% in the first quarter of 1997 from 27.0% in the same period of 1996. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months ended June 30, 1997 increased 27.2% to $33.2 million from $26.1 million for the same period of 1996. On a per share basis, net income increased to $2.10 for the three months ended June 30, 1997 from $1.68 for the same period of 1996, or 25.0%. In addition, net operating income (net income excluding realized gains and losses) increased 19.2% to $31.7 million for the six months ended June 30, 1997 from $26.6 million for the same period in 1996. On a per share basis, net operating income increased to $2.00 for the six months ended June 30, 1997 from $1.72 for the same period of 1996, or 16.3%. Growth in net premiums earned to $62.4 million from $42.4 million, or 47.2%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's Lloyd's participation through CRC as well as growth in the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 91.7% to $125.0 million for the six months ended June 30, 1997 from $65.2 million for the same period of 1996. This large increase was due to the addition of the new Lloyd's line of business from CRC as well as growth in the municipal, mortgage and credit lines of business. Growth in the municipal line of business was principally due to two large structured facultative transactions. The following table shows gross premiums written by line of business for the six months ended June 30, 1997 and June 30, 1996.

                          Gross Premiums Written
                             Six Months Ended
                                June 30,
                             1997        1996
                            -----       -----
                          (dollars in millions)
   Municipal                $29.6       $21.4
   Mortgage                  40.4        29.5
   Non-Municipal              7.2         7.2
   Credit and Specialty      11.0         6.8
   Title                      1.5         0.3
   Lloyd's                   35.3         0.0
                           ------       -----
                           $125.0       $65.2

Net premiums written increased by 156.0% to $115.2 million for the six months ended June 30, 1997 from $45.0 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above as well as due to a large increase in mortgage premiums written beneficially influenced by the timing of assumed and ceded premiums related to a significant transaction in the first quarter of 1996. The following table shows net premiums written by line of business for the six months ended June 30, 1997 and June 30, 1996.

                          Net Premiums Written
                            Six Months Ended
                                June 30,
                            1997        1996
                          ------       -----
                         (dollars in millions)
   Municipal               $27.0       $14.9
   Mortgage                 40.2        15.8
   Non-Municipal             7.2         7.2
   Credit and Specialty     11.0         6.8
   Title                     1.5         0.3
   Lloyd's                  28.3         0.0
                          ------       -----
                          $115.2       $45.0

For the six months ended June 30, 1997, net premiums earned increased 47.2% to $62.4 million from $42.4 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned in the mortgage, and credit and specialty reinsurance lines of business as well as the addition of the new Lloyd's line of business. For the six months ended June 30, 1997 and 1996, net refunded earned premium was $2.4 million. Excluding the effects of net refunded earned premium, net premiums earned increased 47.2% to $62.4 million from $42.4 million for the three months ended June 30, 1997 and 1996, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the six months ended June 30, 1997 and June 30, 1996. For the six months ended June 30, 1997 and 1996, ceded earned premium was $8.3 million and $6.9 million, respectively.

                          Net Premiums Earned
                            Six Months Ended
                                June 30,
                            1997        1996
                           -----       -----
                         (dollars in millions)
   Municipal               $14.3       $13.3
   Mortgage                 27.4        21.0
   Non-Municipal             5.3         3.3
   Credit and Specialty      8.3         4.6
   Title                     1.4         0.2
   Lloyd's                   5.7         0.0
                           -----       -----
                           $62.4       $42.4

For the six months ended June 30, 1997, net investment income increased 12.1% to $27.8 million from $24.8 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by (i) an increase in invested assets from positive operating cash flows during the twelve months ended March 31, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized gains of $2.6 million for the six months ended June 30, 1997 compared to net realized losses of $0.8 million for same period in 1996. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $9.8 million from $3.8 million for the six months ended June 30, 1997 and 1996, respectively. Losses recorded in the six months ended June 30, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business which constitute an increasing portion of the Corporation's assumed book of business. Ceded losses for the six months ended June 31, 1997 and 1996 were $1.8 million and $4.1 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 50.3% to $47.8 million for the six months ended June 30, 1997 from $31.8 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidations of RGB and CRC's share of the Lloyd's syndicates. Furthermore, the combined ratio, excluding expenses associated with non insurance operations, increased to 64.0% for the six months ended June 30, 1997 from 59.9% for the comparable 1996 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than the financial guaranty reinsurance business.

For the six months ended June 30, 1997, the total tax provision increased to $13.7 million from $9.3 million for the same period in 1996. In addition, the effective tax rate increased to 29.2% in the six months of 1997 from 26.4% in the same period of 1996. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1997 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1996, or approximately $33.0 million. For the six months ended June 30, 1997, Capital Reinsurance paid $8.0 million in dividends to the Corporation.

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

Capital Mortgage and Capital Title are subject to the dividend restrictions imposed under New York Insurance Law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York Insurance Law). Additionally, no dividend may be declared or distributed by Capital Mortgage or Capital Title in an amount which, together with all dividends declared or distributed by Capital Mortgage or Capital Title, as the case may be, during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York Insurance Department, or 100% of adjusted net investment income (as defined under New York Insurance Law) during such period, unless, upon prior application, the Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage or Capital Title, as the case may be, will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those described in the preceding paragraph for Capital Credit. To date, Capital Mortgage and KRE have not declared or paid any dividends. For the six months ended Capital Title declared $1.1 million in dividends to KRE.

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

In June 1997, Capital Reinsurance invested approximately $10.9 million in CGA Group Ltd. ("CGA"). CGA was formed to provide financial guaranty insurance of structured securities, including commercial real estate and asset backed transactions. Capital Reinsurance also has a commitment to invest an additional $7.5 million in CGA to the extent that it would be necessary to maintain a triple-A rating from Duff & Phelps for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd. Also, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George"). Through its operating subsidiary St. George Investments Ltd., St. George will purchase securities to be held to maturity, selectively resold, or repackaged with CGA insurance and then resold.

In December 1996, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.07 per share, or $0.28 annually. For the six months ended June 30, 1997, common dividends were declared and paid in the amount of $2.2 million or $0.14 per share.

Cash flows from operations for the six months ended June 30, 1997 and 1996, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $53.3 million and $36.1 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At June 30, 1997, cash and investments approximated $994.7 million, an increase of $78.3 million, or 8.5%, from $916.4 million at December 31, 1996. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of June 30, 1997, the entire investment portfolio was invested in highly rated fixed income securities.

At June 30, 1997, approximately $171.9 million or 17.4% of the
Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $149.8 million or 87.2% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of June 30, 1997, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of June 30, 1997, $4.2 million or approximately 2.4% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $167.7 million, or 97.6%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At June 30, 1997, the Corporation has no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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





                        INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                           PAGE
--------        -----------                           ----

11              STATEMENT RE: COMPUTATION OF
                PER SHARE EARNINGS (UNAUDITED)          22





                              SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                               CAPITAL RE CORPORATION



DATE:              AUGUST 13, 1997             BY /S/DAVID A. BUZEN
                                               ---------------
                                               DAVID A. BUZEN
                                               EXECUTIVE VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER


DATE:              AUGUST 13, 1997             BY /S/ALAN S. ROSEMAN
                                               -----------------
                                               ALAN S. ROSEMAN
                                               SENIOR VICE PRESIDENT,
                                               GENERAL COUNSEL AND
                                               SECRETARY