Form 10-Q/A
period 1997-06-30
CAPITAL RE CORP
filed 1997-09-18
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q/A
                          ----------------------

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



Part II is hereby amended by renumbering Item 3 as Item 6 and by adding the following Item 4:

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of the Corporation's shareholders held on May 21, 1997, the ten nominees listed below were elected as directors of the Corporation to hold office until the 1998 annual meeting and until their successors shall have been elected and qualified. In addition, at such meeting, the Corporation's shareholders approved the 1997 Employee Stock Option Plan, the Performance Share Plan and the Annual Incentive Plan. The number of votes cast for, against or withheld and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

(a)   Election of Directors

Name                          Votes For          Votes Against

Michael E. Satz              14,291,538             489,048
Harrison W. Conrad, Jr.      14,291,538             489,048
Richard L. Huber             14,291,538             489,048
Steven D. Kesler             14,276,838             503,748
Steven H. Newman             14,288,538             492,048
Philip H. Robinson           14,273,606             506,980
Edwin L. Russell             14,274,038             506,548
Dan R. Skowronski            14,273,838             506,748
Barbara D. Stewart           14,291,338             489,248
Jeffrey F. Stuermer          14,273,838             506,748

(b)   Approval of 1997 Employee Stock Option Plan

Votes For       Votes Against      Abstentions

10,035,304       3,639,471           6,771

(c)   Approval of Performance Share Plan

Votes For       Votes Against      Abstentions

12,227,862        1,448,629          8,005

(d)   Approval of Annual Incentive Plan

Votes For       Votes Against      Abstentions

14,249,865         519,500           7,551



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPITAL RE CORPORATION


Date:  September 18, 1997              By: \s\ Alan S. Roseman
                                           --------------------
                                           Alan S. Roseman
                                           Senior Vice President,
                                           General Counsel and Secretary