Form 10-Q
period 1997-09-30
CAPITAL RE CORP
filed 1997-11-13
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

AS OF NOVEMBER 10, 1997 THERE WERE OUTSTANDING 15,881,437 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                                    PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS -SEPTEMBER 30, 1997
          (UNAUDITED) AND DECEMBER 31, 1996                          3

          CONSOLIDATED STATEMENTS OF INCOME - THREE AND NINE
           MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED) AND
           SEPTEMBER 30, 1996 (UNAUDITED)                            4

          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - NINE MONTHS ENDED SEPTEMBER 30,
           1997 (UNAUDITED)                                          5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
           ENDED SEPTEMBER 30, 1997 (UNAUDITED) AND
           SEPTEMBER 30 1996 (UNAUDITED)                             6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9-18


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                       19-21

SIGNATURES                                                          22


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                   September 30,         December 31,
                                           1997                 1996
                                   -------------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  (amortized cost: $839,812 in
  1997 and $800,137 in 1996)            $874,371             $825,678
Short-term investments, at cost,
  which approximates market              154,871               75,424
                                         -------              -------
Total Investments                      1,029,242              901,102

Cash                                       8,169               15,285
Accrued investment income                 12,343               12,287
Deferred acquisition costs               126,974              111,364
Prepaid reinsurance premiums              68,891               72,034
Reinsurance recoverable on
  ceded losses                             4,081                1,833
Funds held under reinsurance
  agreements                               3,861                3,861
Premiums receivable, net                  28,294                5,745
Amounts receivable on ceded
  annuity reserves                        58,497                    0
Investment in affiliates                  21,772               10,000
Goodwill                                  12,466               13,567
Other assets                              12,576                9,273
                                        --------           ----------
    Total Assets                      $1,387,166           $1,156,351
                                      ==========           ==========

LIABILITIES
Deferred premium revenue                $395,026             $337,104
Reserve for losses and loss
  adjustment expenses                     27,420               19,902
Annuity benefit reserves                  58,497                    0
Profit commission liability               20,073               13,329
Deferred federal income taxes payable     69,299               58,474
Bank note payable                         25,000               25,000
Long-term debt                            74,809               74,781
Liabilities for securities purchased      76,505               42,749
Other liabilities                         22,873               20,666
                                        --------             --------
    Total Liabilities                   $769,502             $592,005
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1997 and 1996          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,880,587 and
  15,856,762 shares issued and
  outstanding in 1997 and
  1996, respectively                         161                  160
Additional paid-in capital               223,569              222,525
Retained earnings                        301,975              253,807
Foreign exchange translation               (613)                  122
Treasury stock; 214,000 and
  189,700 shares in 1997 and
  1996, respectively                     (4,891)              (3,870)
Net unrealized gain on fixed
  maturities securities available
  for sale, net of tax                   22,463                16,602
                                        -------               -------
Total Stockholders' Equity              542,664               489,346
                                        -------               -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,387,166            $1,156,351
                                     ==========            ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
           (Dollars in thousands except per share amounts)

                                  Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                      (Unaudited)         (Unaudited)
                                   ---------------      ----------------
                                    1997     1996       1997     1996
                                   ---------------      ----------------
REVENUES:
Gross premiums written           $48,206   $43,221   $173,162  $108,433
Ceded premiums                     3,589     2,721     13,305    22,971
                                 -------   -------    -------  --------
     Net premiums written         44,617    40,500    159,857    85,462
     (Increase)/decrease in
     deferred premium revenue     (8,532) (18,495)   (61,349)  (18,004)
                                 -------   -------    -------   -------
    Net premiums earned           36,085    22,005    98,508     64,431
Net investment income             13,969    13,010    41,774     37,792
Net realized gain/(loss)           2,949     (228)     5,543    (1,039)
Fee Income                           601         0     1,920        494
Other income                          25        25       158        294
Equity income in affiliate           302         0       772          0
                                  ------    ------   -------    -------
    Total Revenues                53,931    34,812   148,675    101,972
                                  ------    ------   -------    -------

EXPENSES:
Loss and loss adjustment
  expenses                         7,582     1,854    17,431      5,621
Acquisition costs                 14,393    13,838    47,787     31,621
Increase in deferred
  acquisition costs              (3,214)   (5,958)  (15,696)   (10,357)
Profit commission expense          1,295     1,851     5,262      4,191
Other operating expenses           5,363     1,347    11,279      7,253
Amortization of goodwill             166         0       500          0
Interest expense                   1,820     1,676     5,542      5,156
Foreign exchange (gain)/loss         284       (40)      526       (24)
Minority interest in
  Capital Re LLC                   1,434     1,434     4,303      4,303
                                  ------    ------    ------     ------
    Total Expenses                29,124    16,002    76,934     47,764
                                  ------    ------    ------     ------

    Income before provision
     for federal income taxes     24,807    18,810    71,741     54,208

Provision for federal income taxes
   Current                         3,707     2,392    12,571      5,397
   Deferred                        2,844     2,462     7,669      8,804
                                  ------    ------    ------     ------
Total Provision for federal
  income taxes                     6,551     4,854    20,240     14,201
                                  ------    ------    ------     ------

Net Income                       $18,256   $13,956   $51,501    $40,007
                                 =======   =======   =======    =======

Earnings per common share          $1.15     $0.88     $3.25      $2.57
                                 =======   =======   =======    =======

Cash dividends per common share    $0.07     $0.06     $0.21      $0.18
                                 =======   =======   =======    =======

Weighted average number of common
  shares outstanding              15,877    15,798    15,867     15,589
                                 =======   =======   =======    =======


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
             (Dollars in thousands except  share amounts)

                                         ADDITIONAL
                               COMMON     PAID-IN    RETAINED   TREASURY
                               STOCK      CAPITAL    EARNINGS     STOCK
                               -----------------------------------------
Balance, January 1, 1997        $160     $222,525    $253,807   ($3,870)
Net Income                        -          -         51,501       -
Exercise of stock options,
  including tax benefit
  (48,125 shares)                 1         1,044        -          -
Purchase of treasury stock
  at cost (24,300 shares)         -          -           -       (1,021)
Fixed maturities securities
  available for sale
  adjustments                     -          -           -          -
Foreign exchange translation      -          -           -          -
Dividend ($.21 per
  common share)                   -          -        (3,333)       -
                              ------------------------------------------
Balance, September 30, 1997     $161     $223,569    $301,975   ($4,891)
                              ==========================================

                                           NET UNREALIZED
                                              GAIN ON
                                               FIXED
                                             MATURITIES
                             FOREIGN         SECURITIES        TOTAL
                              EXCH.           AVAILABLE    STOCKHOLDERS'
                            TRANSLATION       FOR SALE        EQUITY
                            -----------------------------------------
Balance, January 1, 1997       $122            $16,602        $489,346
Net Income                       -                -             51,501
Exercise of stock options,
  including tax benefit
  (48,125 shares)                -                -              1,045
Purchase of treasury stock
  at cost (24,300 shares)        -                -            (1,021)
Fixed maturities securities
  available for sale
  adjustments                    -               5,861           5,861
Foreign exchange translation   (735)              -              (735)
 Dividend ($.21 per
  common share)                  -                -            (3,333)
                            --------          --------        --------
Balance, September 30, 1997   ($613)           $22,463        $542,664
                            ========          ========        ========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                 Nine Months Ended
                                                   September 30,
                                             -------------------------
                                                  1997            1996
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $51,501         $40,007
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                 28              28
  Net amortization of security
   premiums                                        327             477
  Provision for deferred federal
   income taxes                                  7,669           8,804
  Acquisition costs deferred                  (47,787)        (31,621)
  Amortization of deferred
   acquisition costs                            32,228          21,264
  Equity Income in affiliate                     (772)               0
  Change in accrued investment income             (56)           (629)
  Change in premiums receivable, net          (25,435)            (46)
  Change in deferred premium revenue, net       60,903          21,031
  Change in outstanding loss reserves, net       5,235           2,751
  Net realized loss (gain) on investments      (5,543)           1,039
  Change in ceded balances payable               3,016               0
  Other                                          6,192          13,850
                                              --------         -------
Net Cash Provided by Operating Activities       87,506          76,956


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities             (1,478,783)       (492,547)
  Sales-fixed maturities                     1,444,280         395,675
  Maturities- fixed maturities                       0           6,280
Maturities (purchases) of short-term
 investments, net                             (79,447)        (35,904)
Investment in Affiliates                      (11,000)               0
Other investing activities                      33,637          20,599
                                             --------         --------
Net Cash Used in Investing Activities         (91,312)       (105,898)

FINANCING ACTIVITIES:
Net proceeds from sale of stock                  1,045          29,466
Purchase of treasury stock at cost             (1,021)           (232)
Dividends paid                                 (3,333)         (2,836)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                         (3,309)          26,398
                                             ---------        --------
(Decrease)Increase in Cash                     (7,115)         (2,545)
Cash at Beginning of Period                     15,285           4,537
                                             ---------        --------
  Cash at End of Period                         $8,169          $1,992
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  CAPITAL RE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                           September 30, 1997


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1996 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

2.   REINSURANCE

Ceded earned premium for the three and nine months ended September 30, 1997 and 1996 were $8.0 million and $24.9 million, and $4.2 million and $11.0 million, respectively. Ceded losses for the same periods were $1.4 million and $3.3 million, and $1.8 million and $5.7 million, respectively.

3.   INVESTMENTS

The Corporation enters into mortgage dollar roll transactions.   A
mortgage dollar roll is a combined sell and purchase agreement, whereby mortgage-backed securities are sold to a counterparty with a repurchase agreement of similar securities at some future date. The Corporation treats these agreements as financing transactions, and, as such, the obligation under the repurchase agreement is included in liabilities for securities purchased. As of September 30, 1997, the repurchase commitment related to mortgage dollar roll transactions amounted to $76.5 million.

4.   INCOME TAXES

The effective tax rate for the nine months ended September 30, 1997 and 1996 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the nine months ended September 30, 1997 and 1996 were $13.2 million and $5.9 million, respectively.

5.   OTHER

Interest paid for the nine months ended September 30, 1997 and 1996 was $4.0 million and $3.9 million, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has six wholly owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the State of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and non-municipal bond insurance obligations. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations. KRE Reinsurance Ltd. (formerly Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty, trade credit and other specialty lines of insurance, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage and Capital Credit Reinsurance Company, Ltd. ("Capital Credit"). Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit, political risk, and other specialty insurance lines concentrated in Western Europe and the United States and is a retrocessionaire of Capital Reinsurance and
Capital Mortgage.   Capital Title Reinsurance Company ("Capital Title"),
a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

In November 1996, the Corporation acquired, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages four syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In connection with this acquisition, the Corporation established a corporate name at Lloyd's, CRC Capital, Ltd. ("CRC"), to support
underwriting on certain of the managed syndicates.   CRC participates in
a non-marine and a life syndicate. At September 30, 1997, the results of RGB and CRC are consolidated in the Corporation's financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1997 increased 30.7% to $18.3 million from $14.0 million for the same period of 1996. On a per share basis, net income increased to $1.15 for the three months ended September 30, 1997 from $0.88 for the same period of 1996, or 30.7%. In addition, net operating income (net income excluding realized gains and losses) increased 17.0% to $16.5 million for the three months ended September 30, 1997 from $14.1 million for the same period in 1996. On a per share basis, net operating income increased to $1.04 for the three months ended September 30, 1997 from $0.89 for the same period of 1996, or 16.9%. Growth in net premiums earned to $36.1 million from $22.0 million, or 64.1%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's Lloyd's participation through CRC as well as growth in the financial guaranty, mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 11.6% to $48.2 million for the three months ended September 30, 1997 from $43.2 million for the same period of 1996. This increase was primarily due to the consolidation of the Lloyd's premiums written from CRC as well as premiums written from the addition of a life line of business. The life line of business consists of two transactions whereby KRE facilitated the reinsurance of annuity contracts by assuming and subsequently retroceding the associated benefit reserves. These reserves are recorded on the balance sheet as a liability and are directly offset by an asset of equal value. KRE recorded fee income of approximately $0.1 million on these transactions. Capital Reinsurance experienced a decrease in municipal gross premiums written for the three months ended September 30, 1997 as compared with the same period in 1996 due primarily to a large structured reinsurance transaction which was recorded in the third quarter of 1996. The following table shows gross premiums written by line of business for the three months ended September 30, 1997 and September 30, 1996.


                          Gross Premiums Written
                            Three Months Ended
                              September 30,
                           1997         1996
                           ----         ----
                         (dollars in millions)

   Municipal              $13.6        $17.8
   Mortgage                16.5         17.9
   Non-Municipal            3.4          2.4
   Credit and Specialty     5.8          4.3
   Title                    1.0          0.8
   Life                     2.6          0.0
   Lloyd's                  5.3          0.0
                          -----        -----
                          $48.2        $43.2

Net premiums written increased by 10.1% to $44.6 million for the three months ended September 30, 1997 from $40.5 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the three months ended September 30, 1997 and September 30, 1996.


                          Net Premiums Written
                           Three Months Ended
                             September 30,
                            1997       1996
                          ------       ----
                         (dollars in millions)

   Municipal               $13.5      $15.1
   Mortgage                 16.3       18.1
   Non-Municipal             3.4        2.5
   Credit and Specialty      5.8        4.0
   Title                     1.0        0.8
   Life                      0.0        0.0
   Lloyd's                   4.6        0.0
                           -----      -----
                           $44.6      $40.5

For the three months ended September 30, 1997, net premiums earned increased 64.1% to $36.1 million from $22.0 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned in the municipal, non-municipal, mortgage, and credit and specialty reinsurance lines of business as well as the addition of the Lloyd's line of business. For the three months ended September 30, 1997, net refunded earned premium increased to $1.9 from $1.0 million for the comparable period in 1996. Excluding the effects of net refunded earned premium, net premiums earned increased 62.9% to $34.2 million from $21.0 million for the three months ended September 30, 1997 and 1996, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the three months ended September 30, 1997 and September 30, 1996. For the three months ended September 30, 1997 and 1996, ceded earned premium was $8.0 million and $4.2 million, respectively.


                          Net Premiums Earned
                           Three Months Ended
                             September 30,
                           1997        1996
                          -----       -----
                         (dollars in millions)

   Municipal               $8.0        $5.9
   Mortgage                14.0        10.0
   Non-Municipal            3.5         1.8
   Credit and Specialty     5.1         3.5
   Title                    1.0         0.8
   Life                     0.0         0.0
   Lloyd's                  4.5         0.0
                          -----       -----
                          $36.1       $22.0

For the three months ended September 30, 1997, net investment income increased 7.7% to $14.0 million from $13.0 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1997. In addition, the Corporation recognized net realized gains of $2.9 million for the three months ended September 30, 1997 compared to net realized losses of $0.2 million for same period in 1996. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $7.6 million from $1.9 million for the three months ended September 30, 1997 and 1996, respectively. Losses recorded in the three months ended September 30, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business. Ceded losses for the three months ended September 30, 1997 and 1996 were $1.4 million and $1.8 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 81.9% to $29.1 million for the three months ended September 30, 1997 from $16.0 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written and normal loss development from the mortgage and credit lines of business. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidation of RGB's and CRC's share of the RGB managed syndicates. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 70.3% for the three months ended September 30, 1997 from 58.8% for the comparable 1996 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than the financial guaranty reinsurance business.

For the three months ended September 30, 1997, the total federal tax provision increased to $6.6 million from $4.9 million for the same period in 1996. In addition, the effective tax rate increased to 26.4% in the third quarter of 1997 from 25.8% in the same period of 1996. The increase in the effective tax rate resulted from the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1996

Net income for the nine months ended September 30, 1997 increased 28.8% to $51.5 million from $40.0 million for the same period of 1996. On a per share basis, net income increased to $3.25 for the nine months ended September 30, 1997 from $2.57 for the same period of 1996, or 26.5%. In addition, net operating income (net income excluding realized gains and losses) increased 18.4% to $48.2 million for the nine months ended September 30, 1997 from $40.7 million for the same period in 1996. On a per share basis, net operating income increased to $3.04 for the nine months ended September 30, 1997 from $2.61 for the same period of 1996, or 16.5%. Growth in net premiums earned to $98.5 million from $64.4 million, or 53.0%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's Lloyd's participation through CRC as well as growth in the financial guaranty, mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 59.8% to $173.2 million for the nine months ended September 30, 1997 from $108.4 million for the same period of 1996. This large increase was due to the addition of the new Lloyd's line of business from CRC as well as growth in the municipal, mortgage and credit lines of business and the addition of a life line of business. The life line of business consists of two transactions whereby KRE facilitated the reinsurance of annuity contracts by assuming and subsequently retroceding the associated benefit reserves. These reserves are recorded on the balance sheet as a liability and are directly offset by an asset of equal value. KRE recorded fee income of approximately $0.1 million on these transactions. The following table shows gross premiums written by line of business for the nine months ended September 30, 1997 and September 30, 1996.


                         Gross Premiums Written
                           Nine Months Ended
                             September 30,
                          1997          1996
                         -----         -----
                         (dollars in millions)

   Municipal             $43.2         $39.2
   Mortgage               56.8          47.3
   Non-Municipal          10.6           9.7
   Credit and Specialty   16.8          11.1
   Title                   2.5           1.1
   Life                    2.6           0.0
   Lloyd's                40.7           0.0
                         -----        ------
                        $173.2        $108.4

Net premiums written increased by 87.0% to $159.9 million for the nine months ended September 30, 1997 from $85.5 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above as well as due to a large increase in mortgage premiums written, beneficially influenced by the timing of assumed and ceded premiums related to a significant transaction in the first quarter of 1996. The following table shows net premiums written by line of business for the nine months ended September 30, 1997 and September 30, 1996.


                          Net Premiums Written
                           Nine Months Ended
                             September 30,
                            1997       1996
                          ------      -----
                         (dollars in millions)

   Municipal               $40.6      $30.0
   Mortgage                 56.5       33.8
   Non-Municipal            10.5        9.7
   Credit and Specialty     16.8       10.8
   Title                     2.5        1.2
   Life                      0.0        0.0
   Lloyd's                  33.0        0.0
                          ------      -----
                          $159.9      $85.5

For the nine months ended September 30, 1997, net premiums earned increased 53.0% to $98.5 million from $64.4 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned in the mortgage and credit and specialty reinsurance lines of business as well as the addition of the new Lloyd's line of business. For the nine months ended September 30, 1997 and 1996, net refunded earned premium was $4.3 million and $3.5 million, respectively. Excluding the effects of net refunded earned premium, net premiums earned increased 54.7% to $94.2 million from $60.9 million for the nine months ended September 30, 1997 and 1996, respectively. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. The following table shows net premiums earned by line of business for the nine months ended September 30, 1997 and September 30, 1996. For the nine months ended September 30, 1997 and 1996, ceded earned premium was $24.9 million and $11.0 million, respectively.

                          Net Premiums Earned
                           Nine Months Ended
                             September 30,
                          1997          1996
                          ----          ----
                         (dollars in millions)

   Municipal              $22.3        $19.2
   Mortgage                41.4         31.0
   Non-Municipal            8.8          5.1
   Credit and Specialty    13.4          8.1
   Title                    2.4          1.0
   Life                     0.0          0.0
   Lloyd's                 10.2          0.0
                         ------        -----
                          $98.5        $64.4

For the nine months ended September 30, 1997, net investment income increased 10.6% to $41.8 million from $37.8 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by (i) an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1997 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized gains of $5.5 million for the nine months ended September 30, 1997 compared to net realized losses of $1.0 million for same period in 1996. Realized gains and losses are expected in connection with the Corporation's new emphasis on a total return investment strategy implemented during 1996.

Loss and loss adjustment expenses increased to $17.4 million from $5.6 million for the nine months ended September 30, 1997 and 1996, respectively. Losses recorded in the nine months ended September 30, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business. Ceded losses for the nine months ended September 30, 1997 and 1996 were $3.3 million and $5.7 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 60.9% to $76.9 million for the nine months ended September 30, 1997 from $47.8 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidation of RGB's and CRC's share of the Lloyd's syndicates. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 66.3% for the nine months ended September 30, 1997 from 59.5% for the comparable 1996 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than the financial guaranty reinsurance business.

For the nine months ended September 30, 1997, the total federal tax provision increased to $20.2 million from $14.2 million for the same period in 1996. In addition, the effective tax rate increased to 28.2% in the first nine months of 1997 from 26.2% in the same period of 1996. This increase in the effective tax rate resulted from occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance for funds used in its operations. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1997 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1996, or approximately $33.0 million. For the nine months ended September 30, 1997, Capital Reinsurance paid $8.0 million in dividends to the Corporation.

Credit Re Corporation, a wholly owned subsidiary of the Corporation, relies on dividends from its wholly owned subsidiary, Capital Credit, for funds to be provided to the Corporation. Capital Credit's major sources of liquidity are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Credit is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of Capital Credit, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda law, and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. Since its organization, Capital Credit has not declared nor paid any dividends.

Capital Mortgage and Capital Title are subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage or Capital Title in an amount which, together with all dividends declared or distributed by Capital Mortgage or Capital Title, as the case may be, during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage or Capital Title, as the case may be, will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those described in the preceding paragraph for Capital Credit. To date, Capital Mortgage and KRE have not declared or paid any dividends. For the nine months ended September 30, 1997, Capital Title paid $1.1 million in dividends to KRE.

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

In June 1997, Capital Reinsurance invested approximately $10.9 million in CGA Group Ltd. ("CGA"). CGA was formed to provide financial guaranty insurance of structured securities, including commercial real estate and asset backed transactions. Capital Reinsurance also has a commitment to invest an additional $7.5 million in CGA to the extent that it would be necessary to maintain a triple-A rating from Duff & Phelps for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd. Also, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George"). Through its operating subsidiary, St. George Investments Ltd., St. George will purchase securities to be held to maturity, selectively resold, or repackaged with CGA insurance and then resold.

In December 1996, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.07 per share, or $0.28 annually. For the nine months ended September 30, 1997, common dividends were declared and paid in the amount of $3.3 million or $0.21 per share.

Cash flows from operations for the nine months ended September 30, 1997 and 1996, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $87.5 million and $77.0 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At September 30, 1997, cash and investments approximated $1.04 billion, an increase of $123.6 million, or 13.5%, from $916.4 million at December 31, 1996. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of September 30, 1997, the entire investment portfolio was invested in highly rated fixed income securities.

At September 30, 1997, approximately $177.4 million or 17.2% of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $148.4 million or 83.7% is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of September 30, 1997, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of September 30, 1997, $3.7 million or approximately 2.1% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $173.7 million, or 97.9%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At September 30, 1997, the Corporation has no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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


PART II - OTHER INFORMATION


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

        (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

       EXHIBIT
       NUMBER       DESCRIPTION
       --------     -----------

        11          STATEMENT RE: COMPUTATION OF PER SHARE
                    EARNINGS (UNAUDITED)

       (B) REPORTS ON FORM 8-K: NONE






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



                                               CAPITAL RE CORPORATION



DATE:              NOVEMBER 10, 1997           BY /S/DAVID A. BUZEN
                                               ---------------
                                               DAVID A. BUZEN
                                               EXECUTIVE VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER


DATE:              NOVEMBER 10, 1997           BY /S/ALAN S. ROSEMAN
                                               -----------------
                                               ALAN S. ROSEMAN
                                               SENIOR VICE PRESIDENT,
                                               GENERAL COUNSEL AND
                                               SECRETARY