Form 10-K405
period 1997-12-31
CAPITAL RE CORP
filed 1998-03-27
CIK 829277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number  1-10995
                                                                         -------

                            Capital Re Corporation
                            ----------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                                                 52-1567009
-----------------------------------------------------           -----------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer Identification No.)
or organization)

1325 Avenue of the Americas, New York, N.Y.                     10019
-----------------------------------------------------           ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             212-974-0100
                                                                ------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value, and
Capital Re LLC 7.65% Cumulative
Monthly Income Preferred Shares, Series A
(guaranteed by Capital Re Corporation)                          New York Stock Exchange, Inc.
--------------------------------------                          -----------------------------------------------
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

                         Yes     X          No
                            ------------      ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 1998 was $1,038,743,264. The number of shares of Common Stock outstanding as of March 24, 1998 was 15,919,437.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1998 definitive Proxy Statement for the annual shareholders meeting to be held May 20, 1998 are incorporated by reference into
Part III hereof.

                                    PART I

ITEM 1. BUSINESS.

A.  GENERAL:

(1)  Company Overview and Business Strategy -
     --------------------------------------

Capital Re Corporation (the "Company" or "Capital Re") is an insurance holding company for a group of reinsurance companies that provide value-added reinsurance products in several specialty insurance markets. The Company provides reinsurance to insurers in four principal areas of specialization: financial guaranty insurance, mortgage guaranty insurance, trade credit insurance and title insurance. Together, the Company's financial guaranty and mortgage guaranty reinsurance lines of business contributed 93% of 1997 consolidated net operating income. The Company will continue to diversify through product development in its core financial reinsurance lines, expansion into complementary financial and credit-based areas of insurance and reinsurance, and the provision of related financial products and services.

The Company provides reinsurance products through five wholly-owned insurance subsidiaries: Capital Reinsurance Company ("Capital Reinsurance"), Capital Mortgage Reinsurance Company ("Capital Mortgage"), KRE Reinsurance Ltd. (formerly, Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"),
Capital Credit Reinsurance Company Ltd. ("Capital Credit") and Capital Title Reinsurance Company ("Capital Title"). In all of its principal areas of specialization, the Company seeks to provide innovative reinsurance solutions to satisfy the diverse risk and financial management demands of its primary clients. Theses solutions often take the form of complex reinsurance arrangements that provide value other than pure risk management (i.e., financial statement benefit, regulatory relief and rating agency qualified capital).

Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance's focus on the municipal bond reinsurance business recognizes the fact that historically municipal bond insurance has been a proven revenue source in the financial guaranty insurance market which, when managed properly, can provide predictable revenues from (i) an associated deferred premium revenue account, (ii) installment premiums from business already originated and (iii) interest income on the Company's investment portfolio. In the municipal bond insurance market, Capital Reinsurance has sought to assume business with what it believes is a lower risk profile and higher than average pricing for the municipal bond insurance industry. At the same time, consistent with its "zero loss" underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations and directing its capacity to the reinsurance of financial guaranties of asset-backed securities. In the case of both municipal bond reinsurance and the reinsurance of non-municipal debt obligations, Capital Reinsurance has emphasized facultative reinsurance, which Capital Reinsurance believes better permits it to maintain portfolio diversification, pricing discipline and conformity to its underwriting policies, because through facultative reinsurance the reinsurer may exercise control over risks assumed as they are accepted only on a risk-by-risk basis.

The claims-paying ability of Capital Reinsurance is rated AAA by Standard and Poor's Corporation ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Fitch IBCA ("Fitch"). In January 1998, Moody's placed the claims-paying ability rating of Capital Reinsurance on credit review for possible downgrade. See "Business--Ratings." Capital Reinsurance's underwriting process is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital Reinsurance's existing and future reinsured portfolio.

The successful establishment of Capital Reinsurance as a leading financial guaranty reinsurer, together with the creation of a quality reinsurance portfolio that provides a substantial base of recurring revenues, have given the Company a foundation to facilitate its strategy of expansion into complementary financial reinsurance business lines. The first stage in the execution of that strategy was the Company's expansion into mortgage guaranty reinsurance through the organization and capitalization of Capital Mortgage, which commenced operations in February 1994. Capital Mortgage has become a leading reinsurer of mortgage guaranty insurance. Capital Mortgage's strategy is based on the development of creative reinsurance programs targeted to the individual capital, risk and portfolio management demands of the primary mortgage guaranty insurers. Mortgage guaranty reinsurance is underwritten with the expectation that losses will occur regularly. The claims-paying ability of Capital Mortgage is rated AA by S&P.

In order to optimize capital utilization, the business plan of Capital Mortgage includes the assumption of financial guaranty insurance business by its subsidiary, KRE, both as a retrocessionaire of Capital Reinsurance and directly from the U.S. primary financial guaranty insurers, as well as the reinsurance of mortgage guaranty insurance business by KRE, both as a retrocessionaire of Capital Mortgage and directly from the primary mortgage guaranty insurers. KRE also provides retrocessional support to Capital Title and Capital Credit. KRE is rated AA by S&P.

In 1994, the Company identified an opportunity to further expand into trade credit reinsurance in the U.S. and Europe through Capital Credit. Trade credit reinsurance is a logical extension of the Company's underwriting focus, relying on trade credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty reinsurance. Capital Credit's strategy is to build a limited portfolio of trade credit reinsurance business from the leading European and U.S. primary trade credit insurers, which outperforms the overall market by combining quota share and structured excess of loss participations. Beginning in 1995, Capital Credit expanded into several specialty reinsurance lines, including international bonding and political risk, which complement its trade credit reinsurance line. Specialty insurance and reinsurance can cover a wide variety of products. In view of this, Capital Credit's underwriting of specialty reinsurance is designed to develop relationships with insurance and reinsurance underwriters who are recognized leaders in their respective markets, who have a history of producing consistently profitable underwriting results for themselves and their reinsurers, and who are willing to share underwriting information freely. Capital Credit structures its participations in specialty reinsurance to minimize risk by limiting its line size, carefully monitoring potential aggregations and emphasizing non-proportional contracts. Portfolio losses will also occur regularly in the trade credit reinsurance line of the Company's business. In 1997, Capital Credit received an A+ claims-paying rating from S&P.

In early 1996, the Company entered the title reinsurance business through a newly formed, New York domiciled, monoline insurance company, Capital Title. Opportunities in the field of title reinsurance have arisen due to rapid consolidation among title insurers, an increased focus in the title insurance industry on relatively high margin commercial business, and increased scrutiny of title insurers' capital adequacy from financial institutions, rating agencies and the National Association of Insurance Commissioners. Prior to the formation of Capital Title, there were no dedicated title reinsurers, and only intra-industry facultative reinsurance was available to support large commercial title insurance policies. Capital Title provides coverages designed to aid title insurers in meeting capital adequacy concerns and to achieve desired claims-paying ability ratings from nationally recognized rating agencies. Capital Title derives business from relationships with primary title insurers, financial institutions active in commercial real estate lending and professionals involved in the real estate industry. Capital Title offers excess of loss and quota share reinsurance products on both a treaty and facultative basis. Capital Title is rated AA- by S&P and Duff & Phelps Credit Rating Co. ("Duff & Phelps"). Title reinsurance is underwritten without the expectation of any significant loss; however, losses can be expected to occur in Capital Title's existing and future reinsured portfolio.

For the year ended December 31, 1997, financial guaranty reinsurance accounted for 32.5% of net premiums written, mortgage guaranty reinsurance accounted for 34.3% of net premiums written, trade credit and related specialty reinsurance accounted for 11.2% of net premiums written and title reinsurance accounted for 2.0% of net premiums written.

In order to access the global market for specialty reinsurance and provide the Company with accretive earnings opportunities, in November 1996 the Company, through a newly formed United Kingdom holding company, Capital Re (UK) Holdings, acquired 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"), a Lloyd's managing agency. RGB presently manages five syndicates operating in the Lloyd's of London insurance market. In connection with this acquisition, the Company established a corporate name at Lloyd's, CRC Capital Ltd. ("CRC Capital"), to provide underwriting capacity to the managed syndicates commencing with the 1997 year of account. In November 1997, the Company, through RGB Holdings, Ltd., acquired 100% of the issued shares of C.I. de Rougemont Group Limited, the holding company for C.I. de Rougemont Ltd. ("CIDER"). CIDER is a managing agency which presently manages two syndicates operating in the Lloyd's of London insurance market. For the year ended December 31, 1997, 20.0% of the Company's net premiums written were attributed to the Company's investment in Lloyd's.

In December 1996, the Company entered into a joint venture with GCR Holdings Limited ("GCR") to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which will specialize in financial lines reinsurance. In April 1997, GCR was acquired by EXEL Limited ("EXEL"). In March 1998, EXEL sold its share of CGUL to Bermuda based ACE Limited, and CGUL was renamed ACE Capital Re Ltd.

In October 1997, the Company acquired a fifty percent interest in a newly-formed limited liability company, Lenders Mortgage Alliance Company LLC ("LMAC"). LMAC will provide marketing and consulting services to mortgage lenders with regard to the origination and closing of residential mortgages and the sale of such mortgages into the capital markets.

The Capital Re corporate group also includes Capital Re Management Corporation, a New York reinsurance intermediary, ACE Capital Re Managers Ltd., a Bermuda based management company, and Capital Re LLC, a Turks & Caicos Islands finance subsidiary organized in 1993 to issue $75 million of Company guaranteed mandatorily redeemable preferred stock, the proceeds of which were loaned to Capital Re.

Set forth below is a chart showing the subsidiaries and affiliates of Capital
Re:





           [CHART SHOWING SUBSIDIARIES AND AFFILIATES APPEARS HERE]

At December 31, 1997, 82.0% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issues by the U.S. Government or its agencies or instrumentalities. Overall portfolio weighted average quality is AA+. In managing its investment portfolio, the Company places a high priority on credit and liquidity. The Company employs a modified total return investment strategy, and investment guidelines are established and approved by the Investment Committee of the Company's Board of Directors. The investment guidelines permit investments in investment grade and limited amounts of non-investment grade fixed income securities, including non-dollar denominated bonds, emerging market debt and other financial instruments. See "Business--Investments."

In 1997, the Company's Board of Directors adopted a Strategic Investment Policy, the objective of which is to create a portfolio of investments in businesses related to the Company's core financial lines reinsurance business in order to optimize the production of insurance and reinsurance opportunities. The policy permits aggregate expenditures of up to $50 million in connection with such strategic investments and establishes a maximum ownership interest in any one entity equal to 50% of the total equity capital of such entity, with a target ownership interest of 10% to 20%. Further, the policy establishes expected after-tax return targets of 15% on the overall strategic investment portfolio and 13% to 17% on each strategic investment.

In accordance with the Strategic Investment Policy, in 1997 the Company made a common and preferred equity investment in CGA Group, Ltd. ("CGA Group"), a Bermuda holding company which owns Commercial Guaranty Assurance, Ltd. ("CGA Ltd."), a Bermuda insurance company, and CGA Investment Management, Inc. ("CGAIM"), a Delaware corporation. CGA Ltd. will focus on providing financial guaranty insurance of commercial real estate securities, including commercial mortgage backed securities. CGA Ltd. will also provide financial guaranty insurance of other financial obligations, primarily asset-backed securities, by targeting market segments and originating structures which are outside of the traditional markets of the major AAA/Aaa rated financial guaranty insurers.

(2)  Financial Guaranty Reinsurance -
     ------------------------------

(a)  Overview of Financial Guaranty Insurance Market -

Financial guaranty insurance is a type of credit enhancement in the form of a surety or insurance which is regulated under the insurance laws of various jurisdictions. The insurance provides an unconditional and irrevocable guaranty which indemnifies the insured against nonpayment of principal and interest when due by an obligor on an insured debt obligation. The two largest nationally recognized rating agencies, S&P and Moody's, assign the claims-paying ability rating of a financial guaranty insurance company to the obligations insured by that company. Because all of the major U.S. primary financial guaranty insurance companies have AAA claims-paying ratings from these rating agencies, bonds insured by those companies are rated AAA.

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

The volume of long-term municipal debt issuances and municipal bond insurance has increased significantly since 1983. In 1985, pending federal tax legislation relating to municipal bonds prompted an unusual rise in total long-term new issue municipal bond volume. The market for new issues returned to more normal volumes in 1987 and grew steadily through 1991. In 1992 and 1993, historically low interest rates prompted a dramatic increase in new issue volume, in part arising from the refinancing of refunding activity. This increase ended in 1994 as rising interest rates and other market uncertainties developed throughout the year. Growth in new issue volume regained some momentum in 1995 through 1997 as market conditions improved in a lower interest rate environment. Furthermore, insurance penetration has reached a historic high, edging toward 50% by 1997.

The table below sets forth the volume of long-term municipal bonds and the volume of insured long-term municipal bonds issued over the period from 1988 through 1997.

                               NEW TOTAL              NEW INSURED            NEW INSURED VOLUME
         YEAR                    VOLUME                  VOLUME              AS A PERCENT OF NEW
                             (IN BILLIONS)           (IN BILLIONS)              TOTAL VOLUME
----------------------------------------------------------------------------------------------------
  1988                             117.3                    27.1                  23.1
----------------------------------------------------------------------------------------------------
  1989                             125.0                    31.1                  24.9
----------------------------------------------------------------------------------------------------
  1990                             127.8                    33.5                  26.2
----------------------------------------------------------------------------------------------------
  1991                             172.4                    51.9                  30.1
----------------------------------------------------------------------------------------------------
  1992                             234.6                    80.8                  34.4
----------------------------------------------------------------------------------------------------
  1993                             291.9                   108.0                  37.0
----------------------------------------------------------------------------------------------------
  1994                             164.6                    61.4                  37.3
----------------------------------------------------------------------------------------------------
  1995                             160.3                    68.5                  42.7
----------------------------------------------------------------------------------------------------
  1996                             184.4                    85.2                  46.2
----------------------------------------------------------------------------------------------------
  1997                             221.4                   107.8                  48.7
----------------------------------------------------------------------------------------------------

     Source: Figures for 1988-1997 are based upon data provided by The Bond Buyer, February 6, 1998. Amounts under the New Insured Volume column include only the insured portion of an issue. Amounts under the New Total Volume and New Insured Volume columns represent gross principal amounts issued or insured, as the case may be, during such year.

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

As of December 31, 1997 there were five AAA rated primary U.S. financial guaranty insurance companies active in the business, the first four of which dominate the insured market: Municipal Bond Investors Assurance Company ("MBIA"), AMBAC Indemnity Company ("AMBAC"), Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA") and Capital
Markets Assurance Company ("CapMAC"). In 1997, MBIA entered into a definitive agreement for the purchase of CapMAC. It is anticipated that the purchase will be consummated in 1998. Additionally, in late 1997, AMBAC acquired Connie Lee Insurance Company, a formerly independent U.S. financial guaranty insurer. In 1997, ACA Financial Guaranty Corporation ("ACA") commenced operations. ACA is a single A rated financial guaranty insurer focusing on the insurance of marginally investment grade and non-investment grade municipal and non-municipal securities. Also, Asia Ltd., a Singapore based financial guaranty insurer, is active in guarantying non-municipal securities in the Asian markets. Further, CGA Ltd., a Bermuda based financial guaranty insurer which commenced operations in June 1997, provides financial guaranty insurance of structured securities, including commercial real estate and asset-backed securities.

(b)  Financial Guaranty Reinsurance Market -

Reinsurance is a transaction whereby the reinsurer agrees to indemnify the primary insurance company against part or all of the loss which the latter may sustain under a policy which it has issued. The reinsurer may also assume reinsurance from other reinsurers ("retrocessions"). In the event of loss, the reinsured generally remains liable on its obligation to indemnify the insured.

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

The purposes of reinsurance in the financial guaranty industry are to (i) increase the insurance capacity of the reinsured, (ii) assist the reinsured in meeting applicable regulatory and rating agency requirements, (iii) augment the reinsured's financial strength, and (iv) manage the reinsured's risk exposure. State insurance laws and regulations, as well as the rating agencies, impose minimum capital requirements on financial guaranty companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk which may be insured. Reinsurance allows the reinsured to increase its capacity to write new business by effectively reducing the reinsured's gross liability on an aggregate and single risk basis. Furthermore, primary insurers manage the risk of their insured portfolios based on internal underwriting criteria and portfolio management guidelines. Reinsurance is instrumental in achieving those portfolio risk management goals. There are currently two domestic reinsurance companies, Capital Reinsurance and Enhance Reinsurance Company, specializing in the reinsurance of financial guaranties. Several non-U.S. multiline insurers and a small number of domestic multiline insurers also participate in this reinsurance market. Based upon the 1997 annual statutory statements filed by each of the U.S. primary financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the U.S. primary financial guaranty insurers in 1997.

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

(c)  Credit Default Swap Market -

Credit default swaps are transactions whereby one party, in consideration of a fixed payment, agrees to make a specified payment to another party upon the occurrence of one or more specified credit events with respect to a reference entity. The Company, through Capital Reinsurance, entered the credit default swap business in early 1996. Although structured as financial derivatives, credit default swaps are functionally equivalent to financial guaranty insurance, and Capital Reinsurance underwrites and manages this business in tandem with, and in accordance with the same policies and procedures as, its financial guaranty business.

(3)  Mortgage Guaranty Reinsurance -
     -----------------------------

The purposes of reinsurance in the mortgage guaranty insurance industry are to
(i) increase the insurance capacity of the reinsured, (ii) assist the reinsured in meeting applicable regulatory and rating agency requirements, (iii) augment the reinsured's financial strength and (iv) manage the reinsured's risk exposure.

Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lending institutions against the default of borrowers on mortgage loans which at the time of the advance had a loan-to-value ("LTV") ratio in excess of 80%. The market for mortgage guaranty insurance is competitively shared by three sectors: governmental agencies, principally the Federal Housing Administration ("FHA") and the Veterans Administration
("VA"), private mortgage guaranty insurers, and the lending institutions which choose to self-insure against the risk of loss on high LTV mortgage loans.



The private mortgage insurance industry, comprised of only monoline insurance companies, as required by law, provides two basic types of coverage: primary insurance, which protects lenders against default on individual residential mortgage loans by covering losses on such loans to a stated coverage percentage; and pool insurance, which protects lenders against aggregate default levels in an underlying pool of individual mortgages by covering the full amount of loss (less the proceeds from any primary insurance coverage that may be in place) on individual residential mortgage loans in such pool of loans, with an aggregate limit usually expressed as a percentage of the initial loan balances of the pool of loans. Primary insurance also facilitates the sale of high LTV mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation and Federal National

Mortgage Association, while pool insurance is often used to provide credit support for mortgage-backed securities and other secondary mortgage market transactions. There are eight private mortgage guaranty insurers writing new business: General Electric Mortgage Insurance Company ("GEMICO"); Mortgage Guaranty Insurance Company; PMI Mortgage Insurance Co. ("PMI"); United
Guaranty Residential Insurance Company; Commonwealth Mortgage Assurance Company ("CMAC"); Republic Mortgage Insurance Company; Amerin Guaranty Corporation;
and Triad Mortgage Insurance Company.

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

The profitable nature of the mortgage guaranty business over the last several years has caused primary mortgage insurers to be reluctant to cede business to reinsurers. Low loss ratios, higher premiums and streamlined operations have allowed mortgage insurers to bolster capital thereby diminishing the need for reinsurance support. In addition, during 1997 certain banks received approval from the Comptroller of the Currency to establish operating subsidiaries, known as reinsurance captives, to reinsure a portion of the mortgage insurance on loans originated or purchased by the bank or its lending affiliates. The mortgage insurers, however, continue to rely on non-captive reinsurance due to a combination of factors including regulations imposing more stringent limits on exposure to risk, increased pressure to optimize financial results and the strengthening of rating agency constraints on allocation of risk. The Company, which through Capital Mortgage is the only dedicated mortgage guaranty reinsurer, has been able to capitalize on these factors by providing sophisticated mortgage reinsurance products in addition to the quota share reinsurance products historically offered.

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

(4)  Title Reinsurance -
     -----------------

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

Capital Title applies its financial, reinsurance, rating agency, underwriting and legal expertise to provide reinsurance solutions tailored to the particular rating agency, financial, regulatory and risk management needs of each primary title insurer. Capital Title represents an independent source of capacity in an industry which has historically relied on a closed system of reinsurance capacity provided by the industry's primary insurers. Capital Title offers several specific products to the title insurance industry, all of which are derived from two basic reinsurance product types, excess of loss and quota share.

(5)  Trade Credit and Specialty Reinsurance -
     --------------------------------------

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

The trade credit reinsurance market is led by traditional multi-line players, principally Munich Re and Swiss Re, who have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. Capital Credit has attempted to identify areas of opportunity where its specialty focus provides some advantage over the traditional players. Revenue targets have been set conservatively with the intention of selectively choosing participations. The product mix combines quota share and structured excess participations that are geared to produce results that outperform the overall credit insurance market.

Although trade credit reinsurance represents the bulk of its portfolio, Capital Credit also provides reinsurance in several other related specialty areas, including international bonding and political risk reinsurance.

(6)  Overview of Lloyd's of London Insurance Market -
     ----------------------------------------------

Lloyd's is a long established insurance marketplace where many varied forms of insurance are sold by syndicates, which, until 1994, were annual joint ventures of participating capital providers known as "Names." Participation as a Name on a syndicate carries with it unlimited liability for the Name's share of any insurance losses incurred by the syndicate (each Name participating severally). In 1994, the rules relating to membership in Lloyd's were changed to allow limited liability corporate capital vehicles to enter the Lloyd's marketplace as capital providers.

Typically, Lloyd's syndicates now comprise a mixture of limited and unlimited liability capital combining in the annual joint venture.

Several of the underwriting years of the late 1980's and early 1990's were particularly unprofitable for many of the syndicates operating at Lloyd's. This proved to be financially disastrous for some of the Names on the affected syndicates due to the unlimited liability of their participation. In August 1996, Lloyd's implemented its "Reconstruction and Renewal" proposals which involved a new company, Equitas, being authorized to reinsure the liabilities of the 1992 and prior years of account of most of the syndicates at Lloyd's. The funding to give effect to these proposals came from a variety of sources including the premiums on the liabilities assumed by Equitas as well as a series of levies charged to entities that had historically provided services to the Lloyd's insurance market (including managing agencies and insurance brokers).

Participation in selective syndicates in the Lloyd's insurance market provides the Company with new lines of business in the life, marine and non-marine markets as well as the opportunity to diversify its insurance risk profile through markets to which it would otherwise not have access. This syndicate participation is through a dedicated corporate capital vehicle, CRC Capital, thus limiting the liability of the Company. RGB and CIDER provide accounting, reporting and ancillary insurance services to the syndicates managed by them and on which the Company participates.

For the 1997 year of account, the Company committed approximately (Pounds)20 million of capital, in the form of a letter of credit, to two syndicates managed by RGB, which supported approximately (Pounds)40 million of underwriting capacity, and, for the 1998 year of account, the Company has committed approximately (Pounds)44 million of capital, in the form of a letter of credit, to three syndicates managed by RGB and CIDER, which supports up to approximately (Pounds)88 million of underwriting capacity.

B.  BUSINESS OF CAPITAL RE:

(1)  Insurance in Force -
     ------------------

The information below is presented on a consolidated basis for Capital Reinsurance, Capital Mortgage (including KRE), Capital Credit, Capital Title and the Lloyd's operations, unless expressly indicated otherwise. The information includes estimates derived from the accounting and statistical records of Capital Reinsurance, Capital Mortgage (including KRE), Capital Credit, Capital Title and the Lloyd's operations. Capital Title was not in operation before February 1996 and is not included in the information reported below for years prior to 1996. The Company's Lloyd's operations were not acquired until November 1996 and are not included for years prior to 1997. Capital Reinsurance's credit default swap income and exposure is included as part of financial guaranty premium and exposure.

The table below sets forth gross and net premiums written and net premiums earned by line of business.

                          PREMIUMS BY LINE OF BUSINESS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                      1997              1996               1995
                                              --------------------------------------------------------
Gross Premiums Written:
------------------------------------------------------------------------------------------------------
  Municipal                                             $ 52,778           $ 48,411           $ 44,201
------------------------------------------------------------------------------------------------------
  Mortgage                                                70,752             53,683             39,111
------------------------------------------------------------------------------------------------------
  Non-Municipal                                           16,674             10,902             17,244
------------------------------------------------------------------------------------------------------
  Credit and Specialty                                    25,714             15,070              7,043
------------------------------------------------------------------------------------------------------
  Title                                                    4,024              1,752                  0
------------------------------------------------------------------------------------------------------
  Lloyd's                                                 49,580                  0                  0
------------------------------------------------------------------------------------------------------
Total Gross Premiums Written                             219,522           $129,818           $107,599
------------------------------------------------------------------------------------------------------

Net Premiums Written:
------------------------------------------------------------------------------------------------------
  Municipal                                             $ 50,157           $ 36,707           $ 38,120
------------------------------------------------------------------------------------------------------
  Mortgage                                                70,480             40,936             27,584
------------------------------------------------------------------------------------------------------
  Non-Municipal                                           16,599             10,902             17,244
------------------------------------------------------------------------------------------------------
  Credit and Specialty                                    23,015             14,891              6,560
------------------------------------------------------------------------------------------------------
  Title                                                    4,024              1,752                  0
------------------------------------------------------------------------------------------------------
  Lloyd's                                                 41,085                  0                  0
------------------------------------------------------------------------------------------------------
Total Net Premiums Written                              $205,360           $105,188           $ 89,508
------------------------------------------------------------------------------------------------------

Net Premiums Earned:
------------------------------------------------------------------------------------------------------
  Municipal                                             $ 29,748           $ 27,540           $ 25,633
------------------------------------------------------------------------------------------------------
  Mortgage                                                53,246             43,882             22,072
------------------------------------------------------------------------------------------------------
  Non-Municipal                                           11,402              7,199              6,433
------------------------------------------------------------------------------------------------------
  Credit and Specialty                                    17,266             12,239              5,959
------------------------------------------------------------------------------------------------------
  Title                                                    3,628              1,576                  0
------------------------------------------------------------------------------------------------------
  Lloyd's                                                 18,374                  0                  0
------------------------------------------------------------------------------------------------------
Total Net Premiums Earned                               $133,664           $ 92,436           $ 60,097
------------------------------------------------------------------------------------------------------

The following charts sets forth certain information regarding gross premiums written on insurance ceded to the Company by its largest ceding company clients in each material line of business in 1997, 1996, and 1995.

          GROSS PREMIUMS WRITTEN BY PRIMARY FINANCIAL GUARANTY INSURER
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                1997                              1996                                1995
                ----------------------------------------------------------------------------------------------------------
    PRIMARY            GROSS           PERCENT            GROSS            PERCENT            GROSS            PERCENT
    INSURER          PREMIUMS          OF TOTAL         PREMIUMS          OF TOTAL           PREMIUMS          OF TOTAL
                      WRITTEN                            WRITTEN                             WRITTEN
--------------------------------------------------------------------------------------------------------------------------
AMBAC                     $ 4,797               7 %          $ 8,766               15 %           $12,995               21%
--------------------------------------------------------------------------------------------------------------------------
CapMAC                      6,945               10             6,092                10              3,725                6
--------------------------------------------------------------------------------------------------------------------------
FGIC                       15,559               22            15,388                26              7,040               11
--------------------------------------------------------------------------------------------------------------------------
FSA                        19,518               28             8,590                14             15,968               26
--------------------------------------------------------------------------------------------------------------------------
MBIA                       21,118               30            19,589                33             19,474               32
--------------------------------------------------------------------------------------------------------------------------
Other                       1,515                3               888                 2              2,243                4
--------------------------------------------------------------------------------------------------------------------------

Total                     $69,452             100 %          $59,313              100 %           $61,445             100 %
--------------------------------------------------------------------------------------------------------------------------

          GROSS PREMIUMS WRITTEN BY PRIMARY MORTGAGE GUARANTY INSURER
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                1997                              1996                                1995
                ----------------------------------------------------------------------------------------------------------
    PRIMARY            GROSS           PERCENT            GROSS            PERCENT            GROSS            PERCENT
    INSURER          PREMIUMS          OF TOTAL         PREMIUMS          OF TOTAL           PREMIUMS          OF TOTAL
                      WRITTEN                            WRITTEN                             WRITTEN
--------------------------------------------------------------------------------------------------------------------------
PMI                       $15,176              21 %          $13,897               26 %           $11,304               29%
--------------------------------------------------------------------------------------------------------------------------
CMAC                       26,879               38            20,553                38             12,432               32
--------------------------------------------------------------------------------------------------------------------------
GEMICO                      9,908               14             7,686                14              8,000               20
--------------------------------------------------------------------------------------------------------------------------
General                     4,173                6             4,490                 8              4,511               12
Accident (U.K.)
--------------------------------------------------------------------------------------------------------------------------
Other                      14,616               21             7,057                14              2,864                7
--------------------------------------------------------------------------------------------------------------------------

Total                     $70,752             100 %          $53,683              100 %           $39,111             100 %
--------------------------------------------------------------------------------------------------------------------------

                GROSS PREMIUMS WRITTEN BY PRIMARY TITLE INSURER
                             (DOLLARS IN THOUSANDS)

                                                  1997                                          1996
                --------------------------------------------------------------------------------------------
    PRIMARY               GROSS                  PERCENT                 GROSS                 PERCENT
    INSURER              PREMIUMS               OF TOTAL               PREMIUMS               OF TOTAL
                         WRITTEN                                        WRITTEN
------------------------------------------------------------------------------------------------------------
Commonwealth                      $1,243                   31 %                    536                   31 %
------------------------------------------------------------------------------------------------------------
United General                     1,600                    40                   1,061                    61
------------------------------------------------------------------------------------------------------------
Other                              1,181                    29                     155                     8
------------------------------------------------------------------------------------------------------------

Total                             $4,024                  100 %                 $1,752                  100 %
------------------------------------------------------------------------------------------------------------

                GROSS PREMIUMS WRITTEN BY PRIMARY CREDIT INSURER
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                1997                               1996                                1995
                ----------------------------------------------------------------------------------------------------------
    Primary            GROSS           PERCENT            GROSS            PERCENT            GROSS            PERCENT
    INSURER          PREMIUMS          OF TOTAL         PREMIUMS          OF TOTAL           PREMIUMS          OF TOTAL
                      WRITTEN                            WRITTEN                             WRITTEN
--------------------------------------------------------------------------------------------------------------------------
AIU                       $ 5,903              23 %          $ 4,176               28 %            $1,695              24 %
--------------------------------------------------------------------------------------------------------------------------
HERMES                      2,989               12             3,513                23              1,263               18
--------------------------------------------------------------------------------------------------------------------------
Munich Re                   1,031                4               581                 4                259                4
--------------------------------------------------------------------------------------------------------------------------
NCM                         4,358               17             3,838                26              2,977               42
--------------------------------------------------------------------------------------------------------------------------
Trade Indemnity             2,667               10               501                 3                  0                0
--------------------------------------------------------------------------------------------------------------------------
Other                       8,766               34             2,461                16                849               12
--------------------------------------------------------------------------------------------------------------------------

Total                     $25,714             100 %          $15,070              100 %            $7,043             100 %
--------------------------------------------------------------------------------------------------------------------------


The following table sets forth the Company's gross premiums written, net premiums written and net premiums earned relating to its reinsured U.S. and non-U.S. risks for each of the three years ended December 31, 1997, 1996 and 1995.

                 U.S. AND NON-U.S. PREMIUMS WRITTEN AND EARNED
                             (DOLLARS IN THOUSANDS)

                                                                                       U.S. %        NON-U.S. %
                                       U.S.         NON-U.S.           TOTAL           TOTAL           TOTAL
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------
Gross Premiums Written                 $145,925          $73,597         $219,522           66.5%           33.5%
----------------------------------------------------------------------------------------------------------------
Net Premiums Written                    140,309           65,051          205,360           68.3            31.7
----------------------------------------------------------------------------------------------------------------
Net Premiums Earned                     101,249           32,415          133,664           75.8            24.2
----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------
Gross Premiums Written                 $108,869          $20,949         $129,818           83.9%           16.1%
----------------------------------------------------------------------------------------------------------------
Net Premiums Written                     84,239           20,949          105,188           80.1            19.9
----------------------------------------------------------------------------------------------------------------
Net Premiums Earned                      77,666           14,770           92,436           84.0            16.0
----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------
Gross Premiums Written                 $ 94,270          $13,329         $107,599           87.6%           12.4%
----------------------------------------------------------------------------------------------------------------
Net Premiums Written                     76,739           12,769           89,508           85.7            14.3
----------------------------------------------------------------------------------------------------------------
Net Premiums Earned                      53,373            6,724           60,097           88.8            11.2
----------------------------------------------------------------------------------------------------------------

(2)  Detail on Financial Guaranty Insurance in Force -
     -----------------------------------------------

The following table shows the Company's ten largest financial guaranty single risk exposures by consolidated net par in force as of December 31, 1997. Collectively, these ten exposures accounted for 16.0% (consolidated net par) of the Company's reinsured financial guaranty portfolio.

              TEN LARGEST FINANCIAL GUARANTY SINGLE RISK EXPOSURES
                                NET PAR IN FORCE
                             (DOLLARS IN THOUSANDS)

                                     Credit (1)                                         As of December 31, 1997
----------------------------------------------------------------------------------------------------------------
Massachusetts State GO & Bay Transportation Bonds                                                     $1,079,445
----------------------------------------------------------------------------------------------------------------
California General Obligation Bonds                                                                      982,258
----------------------------------------------------------------------------------------------------------------
New Jersey Transportation Trust Fund Authority                                                           820,674
----------------------------------------------------------------------------------------------------------------
New York City General Obligation Bonds                                                                   771,356
----------------------------------------------------------------------------------------------------------------
Washington Public Power Supply System                                                                    667,251
----------------------------------------------------------------------------------------------------------------
New York State General Obligation Bonds                                                                  625,884
----------------------------------------------------------------------------------------------------------------
New York City Municipal Water Finance Authority                                                          610,496
----------------------------------------------------------------------------------------------------------------
Denver Colorado Airport System Revenue Bonds                                                             560,692
----------------------------------------------------------------------------------------------------------------
Pennsylvania State General Obligation Bonds                                                              528,000
----------------------------------------------------------------------------------------------------------------
Los Angeles County California Metro Transportation                                                       526,754
----------------------------------------------------------------------------------------------------------------

(1) All subject to non proportional Excess of Loss ("EOL") retrocessional program and/or Annual Debt Service ("ADS") retrocessional program. See "Business of Capital Re--Retrocessional Arrangements, Soft Capital Facilities and Intercompany Capital Supports."

Although the Company generally does not write financial guaranty reinsurance on obligations that are non-investment grade at the time reinsured, the credit ratings of certain obligations may be reduced after the date such obligations are reinsured. The Company monitors its exposure to non-investment grade obligations and in this regard relies in part on information provided by its ceding companies, particularly with respect to certain municipal treaty business. The Company is familiar on an ongoing basis with the criteria used by S&P and Moody's for determining the investment grade status of the various credit sectors reinsured by the Company. These criteria are specific to, and vary considerably depending on, the line of business and type of credit reinsured. In certain cases, the Company and/or its cedants may obtain access to information on individual credits indicating that those credits no longer conform to the rating agencies' investment grade criteria, even through the rating agencies may not have yet reviewed those credits to determine their investment grade status. In such cases, the Company and/or its cedants may determine that certain individual credits are below investment grade quality. Based upon these procedures, the Company believes that approximately 1.1% of the reinsured financial guaranty portfolio (based on net par amount) or approximately $488.6 million, was rated below investment grade (i.e., not rated at least BBB- or Baa3 by either S&P or Moody's, or, if not rated, determined to be below investment grade in the opinion of the ceding company or the Company) at December 31, 1997.

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

The financial guaranty reinsured portfolio of the Company contained exposures in each of the fifty states, the District of Columbia, Puerto Rico and several foreign countries. The following table sets forth the distribution of consolidated net book of business by state as of December 31, 1997.

        DISTRIBUTION OF FINANCIAL GUARANTY NET BOOK OF BUSINESS BY STATE
                            AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                           [PIE CHART APPEARS HERE]

                              Total: $44,800,912
                              ------------------
                              California   10.75%
                              New York     10.26%
                              Florida       6.03%
                              Texas         5.17%
                              Penn.         4.35%
                              NJ            3.99%
                              Mass.         3.74%
                              Ill.          3.70%
                              Washington    2.40%
                              Ohio          2.13%
                              Others       47.48%

(3)  Exposure under Credit Default Swaps -
     -----------------------------------

As of December 31, 1997, the Company had approximately $1.8 billion of nominal exposure as a counterparty to credit default swap agreements. This exposure is included in the information provided in "Business of Capital Re -- Insurance In Force."

(4)  Marketing -
     ---------

The majority of the Company's business is derived from relationships it has established and maintains with the major U.S. primary financial guaranty, mortgage guaranty and title insurers. European trade credit insurers, U.S. title insurers, United Kingdom mortgage guaranty insurers and Australian mortgage guaranty insurers also provide a significant portion of the Company's business. These relationships provide business opportunities for the Company on both a treaty and facultative basis.

The Company's international retrocessional relationships enable it to access international sources of reinsurance. These relationships link the Company's technical expertise in financial guaranty and related reinsurance risk underwriting with the market knowledge and capital strength of the Company's international retrocessionaires. See "Business of Capital Re -- Retrocessional Arrangements, Soft Capital Facilities and Intercompany Capital Supports."

Substantially all of the Company's reinsurance business to date has been derived from reinsurance products written directly with insurers and not through intermediaries. However, the Company does use reinsurance brokers to access certain reinsurance opportunities, especially in the credit line of business. For the year ended December 31, 1997, intermediaries and brokers had accounted for 15.6% of U.S. gross premiums written and 41.97% of non-U.S. gross premiums written. The Company's relationships with these brokers do not commit or obligate the Company to accept business submitted by them. All applications for reinsurance from both new and existing ceding companies are subject to review and acceptance by the Company in accordance with the Company's underwriting guidelines. Brokers are compensated based on a percentage of premium, which varies from transaction to transaction. Certain U.S. domestic mortgage guaranty, non-municipal and other special risk reinsurance opportunities may also be produced by reinsurance intermediaries and brokers.

Capital Mortgage and KRE derive their mortgage guaranty reinsurance business principally through direct relationships with primary mortgage guaranty insurance companies. Reinsurance intermediaries and brokers are used in accessing reinsurance opportunities in the United Kingdom and the international market. Capital Credit has developed credit reinsurance business opportunities principally through reinsurance brokers and intermediaries. Capital Title has developed all of its business opportunities through direct contacts with primary title insurers.

(5)  Underwriting Guidelines, Policies and Procedures -
     ------------------------------------------------

(a)  Financial Guaranty Reinsurance -

The underwriting process for the Company's financial guaranty insurance business is premised on the Company's policy of reinsuring investment grade obligations. Capital Reinsurance underwrites risks on a "zero loss" basis, meaning that each reinsured policy obligation has been evaluated by Capital Reinsurance under a standard of no loss expectation. However, losses in Capital Reinsurance's reinsured portfolio can be expected to occur, and there can be no assurance that these losses will not have a material adverse effect on financial condition and results of operations. See "Business of Capital Re--Losses and Reserves." In addition, Capital Reinsurance's ongoing review of its portfolio does not involve any commitment by rating agencies or ceding companies to provide credit rating information on each assumed obligation.

Capital Reinsurance has organized its underwriting procedures to provide for multiple levels of credit review and analysis. Facultative submissions, which form the majority of Capital Reinsurance's business, are initially reviewed by one of Capital Reinsurance's underwriting analysts who performs a detailed evaluation of each individual submission to assure compliance with Capital Reinsurance's underwriting guidelines and rating agency and regulatory criteria. The analyst's recommendation is presented to one of Capital Reinsurance's Underwriting Committees for consideration. There are separate committees for municipal, non-municipal and non-U.S. financial guaranty risks. The Company's Chief Underwriting Officer must approve the decision of the Underwriting Committee before the risk is written by Capital Reinsurance. The Board of Directors of the Company also reviews underwriting policy and trends on a quarterly basis.

Capital Reinsurance has established treaty reinsurance relationships with most of the U.S. primary financial guaranty insurance companies. Ceding insurers must be financially strong. Generally, each ceding company must also adhere to the underwriting standard of no loss expectation on financial guaranty insurance. Prior to initiating any treaty relationship, and on an annual basis thereafter, Capital Reinsurance conducts a review of the ceding company. Capital Reinsurance evaluates the ceding company's capital position, in-force book of business, reserves, cash flow, profitability and financial strength. The ceding company's underwriting process is analyzed to determine compliance with established credit guidelines and legal documentation requirements. Management of each ceding company is reviewed in the areas of credit control, monitoring and surveillance practices, claims administration and remedial management. After Capital Reinsurance completes its ceding company review, a report is prepared and presented to Capital Reinsurance's senior management. All new treaty relationships must be approved by the appropriate Underwriting Committee and the Chief Underwriting Officer before the treaty is accepted by Capital Reinsurance. Treaty results and compliance are reviewed by Capital Reinsurance on quarterly and annual bases.

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

Capital Mortgage has established underwriting standards, procedures and closely monitored controls. A senior Mortgage Underwriting Committee, comprised of three voting members, including the Chief Underwriting Officer, must approve each underwriting submission. Submissions are made through preparation of a comprehensive underwriting report, which is derived from (i) extensive meetings with senior management and staff of the ceding company, (ii) underwriting, actuarial and financial analysis of detailed information including historic mortgage performance, portfolio composition, origination procedures, quality control, loss mitigation and claims management, and (iii) reinsurance structure and profitability analysis.

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

(c)  Trade Credit and Specialty Products Reinsurance -

Credit sales expose the seller to numerous risks ranging from the ability and willingness of the buyer to make payments according to agreed terms to political events which could disrupt the relationship between the seller and the buyer. Credit insurance is available in a variety of forms, and in varying degrees of comprehensiveness, to cover many of the potential risks encountered by the seller of goods and services. There are two broad areas of risk assumed in credit insurance and, consequently, reinsurance: commercial risks, including bankruptcy of the buyer and political risks, which can interfere with the fulfillment of an otherwise valid contract. Credit insurance underwriters manage risk by modifying the terms of coverage, by diversifying exposures to control aggregations of risks to particular buyers, industries, or territories, and by developing sophisticated databases of credit and political information. The Company also writes a limited portfolio of other specialty lines. The Company performs extensive diligence of prospective ceding companies to identify those expected to produce superior underwriting results, structures its reinsurance participation to eliminate unacceptable risks and actively monitors exposures to identify any deterioration in risk profile and control aggregation across participations.

(d)  Title Reinsurance -

Similar to the "zero loss" standard applied in financial guaranty insurance underwriting, title reinsurance is underwritten without the expectation of any significant loss. Capital Title's underwriting decisions are, in major part, based on the underwriting audits of its ceding companies, focusing on (i) underwriting policies, guidelines and procedures and the experience and quality of underwriting personnel, including knowledge of localized issues and quality control, (ii) financial performance and stability, reserve adequacy and liquidity, (iii) claims handling procedures and personnel and loss management techniques and procedures, with particular emphasis on salvage, (iv) record keeping and title plant to ensure that all are well maintained and up to date,
(v) agent and branch office review procedures, and (vi) trust fund and escrow account procedures. Preference is given to those companies whose overall policies, procedures and personnel exhibit a strong commitment to quality underwriting and loss management.

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

(6)  Retrocessional Arrangements, Soft Capital Facilities and Intercompany
     ---------------------------------------------------------------------
     Capital Supports -
     ----------------

The Company's business strategy places emphasis on the development of retrocessional relationships which provide the Company with a higher level of reinsurance risk capacity and serve as a means of accessing additional reinsurance opportunities. The Company's retrocessional strategy emphasizes building single-risk capacity and risk management. The Company retroceded 6.5% or $14.2 million of its gross premiums written in 1997, 19.0% or

$24.6 million of its gross premiums written in 1996 and 16.8% or $18.1 million of its gross premiums written in 1995.

In 1992, Capital Reinsurance entered into a portfolio first loss and excess of loss reinsurance agreement with Centre Reinsurance Company of New York, a AA rated reinsurer. The agreement, which covered the entire reinsured portfolio of Capital Reinsurance, provided protection against currently unforeseen losses which, should they occur, would, in the absence of the reinsurance cover, require a significantly greater loss reserve in the year of occurrence. The cover also provided Capital Reinsurance with catastrophic loss protection. Capital Credit entered into a similar cover in 1992 with AXA Re Finance S.A. ("AXA Re"). Under these arrangements, as of December 31, 1997, Capital Reinsurance has ceded $19.5 million in premium and Capital Credit has ceded $4.25 million in premium.

On January 31, 1994, Capital Reinsurance entered into an agreement with Deutsche Bank AG for a credit facility of up to $75 million specifically designed to provide rating agency qualified capital to further support the claims-paying resources of Capital Reinsurance. The agreement expires on January 27, 2005.

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

Capital Reinsurance ceded to Capital Credit $3.1 million, $0 million and $1.3 million in premiums, and $.8 billion, $0 billion and $1.1 billion in par amounts, for the years ended December 31, 1997, 1996 and 1995, respectively. Capital Credit interacts with Capital Reinsurance and Capital Mortgage as a captive retrocessionaire for reinsurance opportunities which might otherwise be constrained in the context of Capital Reinsurance's rating agency and regulatory limitations. To further support Capital Credit's credit reinsurance business, Capital Credit entered into a reinsurance agreement with Capital Reinsurance under which Capital Reinsurance provides $25 million in aggregate excess
coverage.   Further, to support Capital Credit's A+ rating, Capital Re has issued a $50 million guaranty of Capital Credit's liabilities.

KRE also provides retrocessional capacity to Capital Reinsurance, Capital Mortgage, Capital Credit and Capital Title. For the year ended December 31, 1997, Capital Reinsurance retroceded to KRE $2.0 million of premiums.

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

Capital Re and Capital Credit are parties to a Capital Support Agreement pursuant to which Capital Re has agreed to maintain the net worth of Capital Credit (exclusive of its investment in Capital Mortgage) at $10 million.

Also, Capital Mortgage and KRE are parties to a Capital Support Agreement pursuant to which Capital Mortgage has agreed, subject to certain limitations, to maintain the net worth of KRE at $15 million and KRE has agreed to maintain the net worth of Capital Mortgage at $25 million. In addition, Capital Reinsurance and KRE are parties to a Guaranty Agreement pursuant to which Capital Reinsurance has guaranteed all of KRE's obligations arising under all reinsurance contracts issued or assumed by KRE covering business other than business classified by KRE as mortgage guaranty reinsurance, credit reinsurance and financial guaranty reinsurance, to the extent such obligations are associated with the first $18 million of premium per calendar year written by KRE with respect to such business.

(7)  Competition -
     -----------

(a)  Financial Guaranty Reinsurance -

Capital Reinsurance competes directly with one U.S. financial guaranty reinsurer, Enhance Reinsurance Company, and indirectly with various international multiline reinsurers and insurers. Based upon the 1997 annual statutory statements filed by each of the primary U.S. financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the primary U.S. financial guaranty insurers in 1997.

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

Capital Reinsurance also faces competition indirectly from other AAA rated financial institutions which provide capital substitutes to the primary financial guaranty insurance companies. Several international commercial banks have developed credit facilities and letter of credit products that qualify as rating agency capital and therefore provide primary insurers with increased insurance capacity for rating agency purposes. However, these banking facilities cannot provide regulatory capital or credit against liabilities. Further, the current lack of substantial AAA bank credit has reduced banks as a competitive force in the reinsurance market. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished. The Company believes that primary insurers have recently increased their primary capital base and that increased competition from foreign insurers is occurring. AXA Group Cie., one of France's largest insurers, established a subsidiary in 1995, AXA Re, in an effort to compete more effectively with AAA rated U.S. financial guaranty reinsurers. In 1998, RAM Re, a Bermuda domiciled financial guaranty reinsurance company, commenced operations. RAM Re is rated AAA by S&P and Aa3 by Moody's.

(b)  Mortgage Guaranty Reinsurance -

Capital Mortgage is not aware of any other U.S. professional reinsurer which specializes in mortgage guaranty reinsurance. Several U.S. multiline reinsurers offer capacity to the mortgage guaranty market but their participation has been limited. In addition, during 1997 certain banks received approval from the Comptroller of the Currency to establish operating subsidiaries to reinsure a portion of the mortgage insurance on loans originated or purchased by the bank or its lending affiliates. Substantially all of the external reinsurance capacity for the mortgage guaranty insurance industry is provided by European multiline insurers and reinsurers, who offer modest amounts of traditional reinsurance products. Capital Mortgage believes that those reinsurance providers typically lack the orientation and flexibility to address the current risk management, capital and financial problems of the mortgage guaranty insurance industry.

Like financial guaranty reinsurance, competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and reduces the need for reinsurance in general.

(c)  Trade Credit and Specialty Products Reinsurance -

The trade credit reinsurance market is led by traditional multiline players, principally Munich Re and Swiss Re, which have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. In addition to the market leaders, there are a large number of mainly European and U.S. reinsurers that compete for the business. Reciprocal reinsurance arrangements between primary companies are widespread, thus adding to the degree of competition in the industry.

The reinsurance market for specialty products is very competitive and dominated by large multiline reinsurance companies, both domestic and foreign.

(d)  Title Reinsurance -

Capital Title is the only U.S. professional reinsurer which specializes in third-party title reinsurance. To date, substantially all title reinsurance has been provided by the large title insurance companies, except for some minor excess coverage. The global reinsurance market has not been tapped to any significant extent by title insurers.

(e)  Lloyd's Operations-

There is significant competition in all classes of business transacted by the syndicates managed by RGB and CIDER emanating from a number of different markets worldwide. Depending upon the class of business, competition comes from the London market, other Lloyd's syndicates, Institute of London Underwriters companies, and major international insurers and reinsurers. With respect to international risks, competition also comes from domestic insurers in the country of origin of the insured.

(8)  Ratings -
     -------

(a)  Financial Guaranty Reinsurance -

Maintenance of an S&P and Moody's AAA rating is very important for the business of Capital Reinsurance, particularly in the area of financial guaranty reinsurance, because S&P will permit a AAA rated ceding company 100% credit for a cession only if the reinsurer is also AAA rated. The claims-paying ability of Capital Reinsurance has been rated AAA by S&P and Moody's. The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. These criteria follow the standards used to evaluate the claims-paying ability of primary monoline financial guaranty insurers. The claims-paying ratings assigned by S&P and Moody's are based upon factors relevant to policyholders and are not directed towards the protection of investors in Capital Re. In January 1998, Moody's placed the claims-paying ability rating of Capital Reinsurance on credit review for possible downgrade. The Company's successful diversification strategy has prompted Moody's to focus on the interrelationships between AAA rated Capital Reinsurance and the Company's other operating subsidiaries. The Company believes that Moody's review is a natural by-product of the Company's strategic direction to continue its growth through diversification. In March 1998, Capital Reinsurance received a AAA claims-paying rating from Fitch.

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

The Company's ability to compete with other AAA rated financial guarantors, and its results of operations and financial condition, may be materially adversely affected by any reduction in the claims-paying rating of Capital Reinsurance. Under several treaties to which Capital Reinsurance is a party, the ceding companies may recapture business previously ceded to Capital Reinsurance in the event of a specified rating downgrade of Capital Reinsurance, which could result in a material adverse effect on the Company's deferred premium revenue and its recognition of future income from that reserve.

(b)  Mortgage Guaranty Reinsurance -

Capital Mortgage's mortgage guaranty reinsurance business plan is premised on a claims-paying rating of at least AA. S&P has rated the claims-paying ability of both Capital Mortgage and KRE AA. Although the rating agencies have not published explicit rules regarding rating agency credit for reinsurance in the mortgage guaranty insurance area, in practice, they provide 100% credit to a AA rated ceding company for reinsurance to AA rated reinsurers. Reinsurance to lesser rated reinsurers is substantially discounted.

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

(c)  Title Reinsurance -

Capital Title is rated AA- by S&P and Duff & Phelps. Although the rating agencies have not published explicit rules regarding rating agency credit for reinsurance in the title insurance area, in practice, the primary title insurers receive 100% credit for cessions to Capital Title. Title insurers are only beginning to obtain claims-paying ability ratings; the general standard of creditworthiness that seems to be developing in the title insurance industry is A.

(d)  Other Ratings -

In 1997, Capital Credit received an A+ claims-paying rating from S&P. The Company's senior debt is rated A by S&P and Aa3 by Moody's, and the MIPS issued by the Company's finance subsidiary, Capital Re LLC, are rated A- by S&P and A1 by Moody's. In January 1998, Moody's placed the Company's senior debt rating and the rating of the MIPS under credit review for possible downgrade.

Capital Reinsurance, Capital Mortgage, KRE and Capital Title have not received ratings from A.M. Best Company, Inc. ("A.M. Best"), a major rating agency covering the insurance industry. A.M. Best rates insurance companies annually and provides statistical reports on their financial condition and history. However, A.M. Best has not rated financial guaranty insurers and reinsurers. Because the claims-paying ability ratings discussed above from S&P, Moody's and Duff & Phelps are generally considered far more important than A.M. Best ratings in the markets in which those companies compete, the Company believes the absence of an A.M. Best rating has no impact on the Company's business or on its competitive position.

(9)  NAIC-IRIS Ratios -
     ----------------

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

For the year ended December 31, 1997, Capital Reinsurance had no unusual values. The IRIS ratios for Capital Mortgage for the year ended December 31, 1997 have not yet been received.

(10)  Losses and Reserves -
      -------------------

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

For the specialty reinsurance business, loss reserves are established according to management's loss expectations which are based on historical loss development patterns experienced by the ceding companies on similar business.

For the title reinsurance business, case basis loss reserves are required to be established under GAAP and SAP when a loss under a reinsured title policy is probable and the amount of the probable loss can be reasonably estimated.

In the Lloyd's business, case basis loss reserves are established for all known losses. Notice of a claim is given by the cedant to its broker who in turn provides notice to the lead underwriter and, once the claim has been agreed by the lead underwriter, it in turn provides notice of such claim to the Lloyd's claims notification system, which is common to all syndicates operating at Lloyd's.

For developed underwriting years, a provision for ultimate losses is made by applying statistical projection techniques to incurred losses. For undeveloped years, Bornhuetter-Ferguson techniques are applied based on a weighting of incurred and expected loss ratios to estimate ultimate losses. Ultimate premiums are also estimated by the same methods. Reserves for incurred but not reported ("IBNR") losses are calculated as the earned portion of ultimate premiums applied to ultimate losses less paid losses and case reserves.

For paid losses and case reserves, the reinsurance recoverables are calculated by applying reinsurance to those specific losses. Reinsurance recoverables are provided against IBNR losses based on techniques similar to those used to calculate ultimate losses for undeveloped years.

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

As of December 31, 1997, the Company had established a net $30.7 million in GAAP case basis loss and LAE reserves (of which $18.3 million is classified as incurred but not reported reserves in the Company's statutory financial statements). The Company believes its loss and LAE reserves are adequate. The following table sets forth for the periods indicated certain information regarding the Company's loss experience.

                                                          YEAR ENDED DECEMBER 31
                                                          (DOLLARS IN THOUSANDS)

                                                            1997                1996                1995
--------------------------------------------------------------------------------------------------------------
GAAP Net Premiums Earned                                      $133,664             $92,436             $60,097
--------------------------------------------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at                        18,069              10,259               7,702
 Beginning of Period (including foreign currency
  revaluation)
--------------------------------------------------------------------------------------------------------------
Incurred Losses and LAE                                         27,357               9,483               2,637
--------------------------------------------------------------------------------------------------------------
Paid (Recovered) Losses and LAE                                 14,472               1,969                  94
--------------------------------------------------------------------------------------------------------------
Unrealized Foreign Currency Loss on Reserve                       (299)                296                  14
 Revaluation
--------------------------------------------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at                        30,655              18,069             $10,259
 End of Period (including foreign currency
  revaluation)(1)
--------------------------------------------------------------------------------------------------------------
Ratio of Losses Incurred and LAE to GAAP                          20.5%               10.3%                4.4%
 Net Premiums Earned
--------------------------------------------------------------------------------------------------------------

(1) Net of reinsurance recoverable on ceded losses of (in thousands) $7,245, $1,833 and $2,524 for the years ended December 31, 1997, 1996 and 1995, respectively.


(11)    Investments -
        -------------

In managing its investment portfolio, the Company places a high priority on credit quality and liquidity. Investment policy is set by the Board of Directors and specific investments are managed by two outside advisers: Lazard Freres Asset Management, Inc. and Goldman Sachs Asset Management (the "Advisers"). The Advisers act as investment managers of the Company's portfolio under contracts terminable on 30 days' notice. Performance of the Advisers and the fees associated with these arrangements have been and will continue to be periodically reviewed by the Board of Directors of the Company. All investments made by the Advisers for the Company are in accordance with the general requirements and guidelines for investments established by the Board of Directors and Investment Committee thereof, including guidelines relating to average maturities, duration and quality, in accordance with applicable law. All investments in municipal bonds and certain asset backed securities are subject to prior approval by the Capital Reinsurance underwriting department. The Company's current investment policy permits the purchase of both investment
grade and non-investment grade fixed income securities, provided that   non-
investment grade fixed income securities may be rated no lower than "B" at the time of purchase. Further, total investment in non-investment grade fixed income securities may not exceed 3% of the aggregate portfolio.

At December 31, 1997, 82.0% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issues by the U.S. Government or its agencies or instrumentalities. Overall weighted average credit quality is AA+.

A strategic change to the Company's investment guidelines approved by the Board of Directors in 1997 allows tactical purchases of high yield/emerging market debt securities at the discretion of the Advisers and within the constraints established by the Board of Directors. The overall portfolio performance, however, remains benchmarked to composite domestic benchmarks. No assurance can be given that the Company's strategy of diversification will prove successful, or that losses will not be incurred in excess of those realized under the prior investment strategy.

                   AGGREGATE INVESTMENT PORTFOLIO BY MATURITY
                               AS OF DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                     1997                               1996                               1995
                     --------------------------------------------------------------------------------------------------------
                          CARRYING         PERCENTAGE        CARRYING         PERCENTAGE        CARRYING         PERCENTAGE
                            VALUE           OF TOTAL           VALUE           OF TOTAL           VALUE           OF TOTAL
MATURITY OF                                INVESTMENT                         INVESTMENT                         INVESTMENT
INVESTMENTS                                PORTFOLIO                          PORTFOLIO                          PORTFOLIO
-----------------------------------------------------------------------------------------------------------------------------
Due in One Year or          $   87,757              8.7%         $ 76,606              8.5%         $ 96,837             12.6%
 Less
-----------------------------------------------------------------------------------------------------------------------------
Due After One Year             112,001             11.1%          117,503             13.0%           70,365              9.1%
 Through Five Years
-----------------------------------------------------------------------------------------------------------------------------
Due After Five Years           128,094             12.6%           74,723              8.3%           47,177              6.1%
 Through Ten Years
-----------------------------------------------------------------------------------------------------------------------------
Due After Ten Years            683,239             67.6%          632,270             70.2%          557,388             72.2%
-----------------------------------------------------------------------------------------------------------------------------
Total Investment            $1,011,091              100%         $901,102              100%         $771,767            100.0%
 Portfolio
-----------------------------------------------------------------------------------------------------------------------------

          AGGREGATE INVESTMENT PORTFOLIO AND YIELD BY TYPE OF SECURITY
                            AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                          CARRYING          ESTIMATED        WEIGHTED
                                                           VALUE              FAIR         AVERAGE YIELD
INVESTMENT CATEGORY                                                           VALUE        TO MATURITY(1)
-----------------------------------------------------------------------------------------------------------
Long-Term Investments:
-----------------------------------------------------------------------------------------------------------
  Municipal Obligations                                       $  487,696     $  487,696                6.13%
-----------------------------------------------------------------------------------------------------------
  Corporate Securities                                           115,212        115,212                7.06%
-----------------------------------------------------------------------------------------------------------
  U.S. Government and Agency Obligations                          90,053         90,053                6.28%
-----------------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities                                     155,443        155,443                7.10%
-----------------------------------------------------------------------------------------------------------
  Emerging Markets                                                18,501         18,501                7.47%
-----------------------------------------------------------------------------------------------------------
        Other Asset-Backed Securities                             65,518         65,518                6.52%
-----------------------------------------------------------------------------------------------------------
Total Long Term Investments                                      932,423        932,423                6.49%
-----------------------------------------------------------------------------------------------------------
Short-Term Investments                                            78,668         78,668                5.24%

Total Investment Portfolio                                    $1,011,091     $1,011,091                6.38%
-----------------------------------------------------------------------------------------------------------

(1) Represents yield to maturity on long-term investments and current yield on short-term investments. All percentages are stated on a pre-tax basis, based on contractual maturity periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 1997, approximately $155.4 million or 15.4% of the Company's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $132.7 million or 85.4% was backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of December 31, 1997, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of December 31, 1997, $3.7 million or approximately 2.4% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $151.7 million, or 97.6%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At December 31, 1997, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

(12)  Banking Facilities -
      ------------------

On January 22, 1998, the Company extended its arrangements with Deutsche Bank AG for the provision of a $25 million liquidity facility which is available for general corporate purposes. The Company has not borrowed any funds under this facility.

(13)  Data Processing -
      ---------------

The Company believes that its data processing system is adequate to support its current needs and that such system has the capacity to support a greater volume of reinsurance business.

The Company uses microcomputers on a Novell and UNIX network. The network has four fileservers which provide for disk duplexing and complete data and application redundancy. System applications files and databases are backed up to tape daily. Backup tapes are shipped to an off-site storage facility weekly and on-site backup is stored in a fire-proof safe outside the data center. For a discussion of Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II hereof.

(14)  Employees -
      ---------

As of December 31, 1997, the Company employed 150 persons, of whom 53 were in administration, legal, finance and management, 72 were in underwriting and technical support, 14 in management information services and 11 in direct marketing. None of these employees is covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

(15)    Executive Officers -
        --------------------

The executive officers of the Company and their present ages and positions with the Company are set forth below.

Name                                  Age                       Position and Term of Office
-----------------------------  -----------------  -------------------------------------------------------
Michael E. Satz                       49          Chairman of the Board, President and Chief Executive
                                                  Officer (Officer since 1987)

Jerome F. Jurschak                    50          Executive Vice President and Chief Underwriting
                                                  Officer (Officer since 1988)

David A. Buzen                        38          Executive Vice President and Chief Financial Officer
                                                  (Officer since 1988)

Alan S. Roseman                       41          Senior Vice President, General Counsel and Secretary
                                                  (Officer since 1989)

Laurence C.D. Donnelly                39          Executive Vice President (Officer since 1988)

Joseph W. Swain III                   45          Executive Vice President (effective February 1998,
                                                  Officer since 1988)

(16) Regulatory Status of Insurance Subsidiaries -
     -------------------------------------------

Capital Reinsurance is licensed as a surety, property and casualty insurer (including mortgage guaranty insurance) in the State of Maryland and is licensed or authorized to transact insurance business in the States of New York, Michigan, Florida and California and is an approved or accredited reinsurer in the States of Alaska, Colorado, Illinois, North Carolina, Pennsylvania, Texas and Wisconsin and in the Islands of Bermuda. Under its New York license, Capital Reinsurance is authorized to write surety insurance and to reinsure risks of every kind or description permitted by its charter (including financial guaranty risks). Notwithstanding the breadth of its New York license, Capital Reinsurance has committed to the New York Insurance Department that it will act in the United States only as a reinsurer and intends to reinsure only financial guaranty and related special risks consistent with its business strategy as a specialty reinsurer.

Capital Mortgage is licensed as a mortgage guaranty insurer in the State of New York and is thereby authorized to transact solely the business of mortgage guaranty insurance. Capital Mortgage is an approved or accredited reinsurer in the States of Arizona, Illinois, North Carolina, Pennsylvania and Wisconsin. Capital Title is licensed as a title insurer in the State of New York and is thereby authorized to transact solely the business of title insurance. Capital Title is also licensed or authorized to transact title insurance business in the States of Michigan and Texas. Capital Title is an approved or accredited reinsurer in the States of Connecticut, Florida, Louisiana, Maryland, North Carolina, South Carolina and Virginia.

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

The operations and accounts of Capital Reinsurance, Capital Mortgage and Capital Title are subject to periodic examination by the insurance departments of the jurisdictions in which they are licensed, authorized or accredited. The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of Capital Reinsurance, conducts a triennial examination of insurance companies domiciled in Maryland. During 1997, the Maryland Insurance Administration completed its field work in connection with a triennial examination of Capital Reinsurance for the period from January 1, 1994 though December 31, 1996. The report on the examination has not yet been issued. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Capital Mortgage, conducts a triennial examination of insurance companies domiciled in New York. During 1997, the New York Insurance Department completed its field work in connection with a triennial examination of Capital Mortgage for the period from January 1, 1994 though December 31, 1996. The report on the examination has not yet been issued. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Capital Title, will conduct examinations of Capital Title on a periodic basis.

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

Capital Credit and KRE are insurance companies registered and licensed as general insurers under the laws of the Islands of Bermuda. Each is subject to the Insurance Act of 1978, as amended, of the Islands of Bermuda. It is the policy of the government of Bermuda that the insurance industry be essentially self-regulating and the Insurance Act is drawn to require certification by the appropriate officers and professionals of each company of compliance with the applicable statutory standards. Capital Credit and KRE are required under the Act to prepare annual statutory financial statements and file a statutory financial return, including a declaration of compliance with the statutory ratios (premium to statutory surplus ratio, five-year operating ratio and change in statutory surplus ratio) and a general business solvency certificate demonstrating compliance with the Insurance Act's minimum solvency ratio.

The Company and certain of its UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") as a result of the acquisition by the Company of RGB and CIDER and the establishment of CRC Capital. Unlike other financial markets in the UK, Lloyd's is not currently subject to direct UK government regulation through the UK Financial Services Act 1986 but, instead, is self regulating by virtue of the Lloyd's Act 1971-1982 through bye-laws, regulations and codes of conduct made by the Council, which governs the market. Under the Council there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. There are no provisions in the Lloyd's Acts, the bye-laws or the regulations which provide for any liabilities of CRC Capital, RGB or CIDER to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements and to submit to regular monitoring and compliance procedures. CRC Capital, as a corporate member of Lloyd's, is required to commit an amount broadly equal to 50 percent of its underwriting capacity on the syndicates to support its underwriting on those syndicates. For the 1997 year of account, the Company committed approximately (Pounds)20 million of capital, in the form of a letter of credit, to two syndicates managed by RGB, which supported approximately (Pounds)40 million of underwriting capacity, and, for the 1998 year of account, the Company has committed approximately (Pounds)44 million of capital, in the form of a letter of credit, to three syndicates managed by RGB and CIDER, which supports up to approximately (Pounds)88 million of underwriting capacity.

In 1997, the UK Government announced reforms for the regulation of the domestic financial services industry by proposing amendments to the Financial Services Act 1986. The proposed changes involved the consolidation of all self-regulating investment organizations and the Securities and Investments Board into a single
statutory regulator, the Financial Services Authority (the "FSA").   The UK
Government has announced that Lloyd's will be brought within the new structure and made subject to FSA oversight.

(17) Insurance Holding Company Regulations -
     -------------------------------------

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

(18) Maryland and New York Insurance Acquisitions Disclosure and Control Acts;
     -------------------------------------------------------------------------
     Lloyd's "Controller" Regulations -
     --------------------------------

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

Under the Lloyd's regulations, the approval of the Council must be obtained before any person can be a "controller" of a Lloyd's corporate member or of a managing agency. The Company has been approved as a "controller." Lloyd's imposes an absolute prohibition on any company being a 10% controller of a corporate member without first notifying Lloyd's and receiving their consent. This prohibition is qualified in respect of becoming a 20%, 33%, 50% or majority controller in that the corporate member must do all that lies within its powers to comply with Lloyd's requirements. In these latter circumstances, this essentially means that notice must have been given to the Council that the relevant threshold will be exceeded and the Council has not objected. Persons seeking to become controllers may be required to deliver a declaration and undertaking to Lloyd's, in the form prescribed by Lloyd's, unless Lloyd's exempts such person from this requirement. As a "controller," the company is required to give certain undertakings, directed principally towards ensuring that there is no direct interference in the conduct of the business of the managing agency.

Under English law, if any person that holds or subsequently becomes the holder of more than 5 percent of the Company's stock also owns any interest in a Lloyd's broker or is a partner or a director of a Lloyd's broker, that Lloyd's broker risks losing its Lloyd's license. For these purposes "Lloyd's broker" includes the holding company of a corporate Lloyd's broker, any company which controls (a test based on one-third voting rights or control of the board) such a Lloyd's broker or its holding company or, if the Lloyd's broker is a partnership, any person who controls (on a similar test) such a Lloyd's broker or one of its partners.

(19) Restrictions on Dividends -
     -------------------------

(a)  Maryland Law:

The principal source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from Capital Reinsurance. Under current Maryland insurance law, as it applies to Capital Reinsurance, any proposed payment of a dividend or distribution in excess of certain amounts is called an "extraordinary dividend." "Extraordinary dividends" must be reported to, and approved by, the Maryland Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as the Company, which together with dividends paid during the preceding twelve months exceeds 10% of an insurance company's policyholders' surplus at the preceding December 31. Further, an insurer may not pay any dividend or make any distribution to its shareholders, such as the Company, unless the insurer notifies the Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Commissioner may declare that such dividend not be paid if he finds that the insurer's policyholders surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. Based on the Maryland restrictions, at December 31, 1997, the maximum amount available during 1998, with notice to, but without prior approval of the Maryland Insurance Administration, for payment of dividends by Capital Reinsurance to the Company which would not be characterized as "extraordinary dividends" is approximately $34.6 million.

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

Capital Title is subject to the dividend restrictions imposed under sections 4105 and 6407 of the New York Insurance Law. Those sections provide that dividends may only be declared and distributed out of earned surplus and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. "Earned surplus" is defined as the portion of the company's surplus that is not attributable to contributions to surplus made in the preceding five years or to appreciation in the value of the company's investments not sold or otherwise disposed of.

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

(20) Credit for Reinsurance -
     ----------------------

Through the "credit for reinsurance" mechanism, Capital Re's insurance subsidiaries are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which ceding primary insurers are licensed. In general, a ceding insurer will ordinarily enter into reinsurance agreements only if the ceding insurer can obtain credit for reinsurance on its statutory financial statements. Credit is allowed when the reinsurer is licensed, authorized or accredited in a jurisdiction where the ceding company is domiciled or, in some cases, licensed. In addition, many jurisdictions allow credit for reinsurance ceded to a reinsurer that is licensed in another jurisdiction and which meets certain financial requirements, provided, in some instances, that the jurisdiction has substantially similar reinsurance credit law requirements. Alternatively, most jurisdictions permit a ceding insurer to take credit for reinsurance on its statutory financial statements if the reinsurer is not licensed, accredited or authorized if the reinsurer provides security against the reserves ceded in the form of a letter of credit, funds withheld or through a trust fund mechanism. Capital Reinsurance is licensed or meets the financial requirements in each of the jurisdictions in which the primary U.S. financial guaranty insurers are domiciled. Capital Mortgage is licensed or meets the financial requirements in each of the jurisdictions in which the primary private U.S. mortgage guaranty insurers are domiciled. Capital Title is licensed or meets the financial requirements in each of the jurisdictions in which it has ceding companies and that impose such requirements.

(21) SAP Reserves -
     ------------

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

Under the New York Insurance Law, for financial guaranty policies written on and after July 1, 1989, contributions are required to be made to the contingency reserve equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending upon the type of obligation. Contributions to the contingency reserve are required to be made as follows: (a) for municipal bonds, special revenue bonds and substantially equivalent obligations, by quarterly payments equal to one-eightieth of the total reserve required over a 20 year period; (b) for all other obligations, by quarterly payments equal to one-sixtieth of the total reserve required over a 15 year period. Contributions may be discontinued if the required total contingency reserve for all categories of obligations has been reached. The contingency reserves must be maintained for the period specified above, except that withdrawals by the insurer may be permitted, with the prior written approval of or written notice to the Superintendent of Insurance, under specified circumstances in the event that the actual incurred loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

As of December 31, 1997, 1996 and 1995, the contingency reserve recorded on Capital Reinsurance's statutory financial statements was $103.9 million, $87.4 million and $71.4 million, respectively.

(b)  Mortgage Guaranty Contingency Reserve:

Under the New York Insurance Law, Capital Mortgage is required to establish a contingency reserve in an amount equal to 50% of earned premiums. Contributions to the contingency reserve made during each calendar year must be maintained for a period of one hundred and twenty months, except that withdrawals may be made by the insurer with the prior approval of the Superintendent of Insurance in any year in which the actual incurred losses exceed 35% of corresponding earned premiums.

(c)  Title Reinsurance Reserve:

Under the New York Insurance Law, Capital Title is required to establish a reinsurance reserve in an amount equal to one-eightieth of one percent of the exposure assumed by it. Capital Title may release from the reinsurance reserve five percent of the amount added to the reinsurance reserve during each year following the year in which the sum was added.

(22) Single and Aggregate Risk Limitations -
     -------------------------------------

(a)  Financial Guaranty Business -

The New York Insurance Law limits the single and aggregate risks that a financial guaranty insurer may insure on a net basis. Capital Reinsurance complies with the single and aggregate risk limits of the New York Insurance Law for financial guaranty insurers. For example, the New York Insurance Law limits the insured average annual debt service on insured municipal bonds, special revenue bonds and substantially equivalent obligations with respect to a single entity and backed by a single revenue source (net of qualifying collateral and reinsurance) to not more than 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of qualifying collateral and reinsurance, is limited to not more than 75% of the sum of the insurer's policyholders' surplus and contingency reserves. Single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations. The New York Insurance Law also limits the aggregate insured outstanding principal and interest of guaranteed obligations, net of qualifying collateral and reinsurance, to certain multiples of the insurer's policyholders' surplus and contingency reserve. Aggregate risk limits vary for different categories of insured obligations.

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

(c)  Title Business:

Capital Title is subject to the various limitations and requirements of the New York Insurance Law governing title insurance. For example, Capital Title may not assume any single risk in excess of the sum of its capital, policyholders' surplus, statutory premium reserves and voluntary reserves.

ITEM 2.  PROPERTIES.

Capital Re Corporation, Capital Reinsurance, Capital Mortgage, Capital Title and Capital Re Management Corporation maintain offices at 1325 Avenue of the Americas, New York, New York 10019. The office comprises the entire 18th floor of the building, approximately 23,000 square feet of space. The companies began occupying these offices in April 1993. Prior to that, Capital Re and Capital Reinsurance maintained offices at 787 Seventh Avenue, New York, New York. The offices at 787 Seventh Avenue were sublet to a third party upon the move to 1325 Avenue of the Americas. RGB currently leases one floor of office space at 2 Minster Court, Mincing Lane, London, England, and one floor of office space as well as basement space at Marlon House, Mincing Lane, London, England.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant's common stock trades on the New York Stock Exchange under the symbol "KRE." The high and low sales prices for, and the cash dividends declared on, the Registrant's common stock for each quarter within the two most recent fiscal years is as follows:

Quarter                                                Dividends
                                                    Paid Per Share
---------------------------------------------------------------------
                                                                             High             Low
-------------------------------------------------------------------------------------------------------
1997
1st Quarter                                                     $0.07            $47.38          $41.25
2nd Quarter                                                     $0.07            $54.25          $39.00
3rd Quarter                                                     $0.07            $61.00          $50.06
4th Quarter                                                     $0.08            $62.88          $55.94
-------------------------------------------------------------------------------------------------------
1996
1st Quarter                                                     $0.06            $36.00          $28.88
2nd Quarter                                                     $0.06            $38.00          $32.63
3rd Quarter                                                     $0.06            $39.38          $33.25
4th Quarter                                                     $0.07            $46.63          $38.38
-------------------------------------------------------------------------------------------------------

Information concerning restrictions on the payment of dividends is set forth in
Item 1 above, under the caption "Business of Capital Re - Restrictions on Dividends."

As of March 24, 1998, there were 36 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Capital Re Corporation and Subsidiaries
Selected Financial Data



                                                                                        Year Ended December 31,
                                                ------------------------------------------------------------------------------------

(Dollars in thousands except per share amounts)                       1997           1996          1995          1994         1993
------------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Gross Premiums Written                                              $219,522      $129,818      $107,599       $94,851       $85,367

Net Premiums Written                                                 205,360       105,188        89,508        82,795        73,946

Net Premiums Earned                                                  133,664        92,436        60,097        58,850        44,936

Net Investment Income                                                 56,616        51,558        46,654        40,113        32,131

Net Realized Gains                                                     8,037         1,471            53         1,780           881

Total Revenues                                                       201,723       146,416       107,085       101,462        79,477

Net Income                                                            70,052        56,524        45,527        39,806        36,354

------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET
Investment Portfolio                                                  1,011,091    901,102       771,767       638,751       552,405

Total Assets                                                          1,387,954  1,156,401       981,885       810,040       711,633

Net Deferred Premium Revenue                                            337,192    265,070       252,318       222,907       198,960

Long-term Debt                                                           74,819     74,782        74,744        90,706        90,668

Company Obligated Mandatorily Redeemable
     Preferred Securities of Capital Re LLC                              75,000     75,000        75,000        75,000            --

Stockholders' Equity                                                    568,943    489,346       411,943       325,514       323,832

------------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Basic Earnings Per Share                                                   4.41       3.61          3.08          2.69          2.43

Diluted Earnings Per Share                                                 4.31       3.54          3.05          2.67          2.42

Cash Dividends Per Share                                                   0.29       0.25          0.21          0.20          0.20

Book Value Per Share                                                      35.75      30.86         27.82         22.02         21.66

------------------------------------------------------------------------------------------------------------------------------------

STATUTORY SURPLUS AND RESERVES
Unearned Premium Reserve                                                358,399    307,236       278,980       242,574       218,095

Contingency Reserve                                                     162,250    123,363        89,685        63,591        43,459

Policyholders' Surplus                                                  435,118    443,451       412,884       401,743       304,222

   Total Policyholders' Surplus
    and Reserves                                                        955,767    874,050       781,549       707,908       565,776

------------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has six wholly owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the State of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and non-municipal bond insurance obligations. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations. KRE Reinsurance Ltd. (formerly Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty, financial insurance, trade credit and other specialty lines of insurance, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage, Capital Credit Reinsurance Company Ltd. ("Capital Credit") and Capital Title Reinsurance Company ("Capital Title"). Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit, political risk, and other specialty insurance lines concentrated in Western Europe and the United States and is a retrocessionaire of Capital Reinsurance and Capital Mortgage. Capital Title, a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.


In November 1996, the Corporation acquired, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages five syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In connection with this acquisition, the Corporation established a corporate name at Lloyd's, CRC Capital, Ltd. ("CRC"),
to support underwriting on certain of the managed syndicates.   CRC participates
in a non-marine and a life syndicate.   In November 1997, RGB Holdings, Ltd.
acquired 100% of C.I. de Rougemont Group Limited, the ultimate holding company for C.I. de Rougemont & Co. Ltd. ("CIDR"), another Lloyd's managing agency.
CIDR manages two syndicates, one marine and the other non-marine. Effective January 1, 1998, the CIDR non-marine syndicate was merged with the non-marine syndicate of RGB. CRC will participate in the business of the newly acquired managed syndicates beginning in 1998. At December 31, 1997 and 1996, the results of RGB, CIDR and CRC are consolidated in the Corporation's financial statements.

In December 1996, the Corporation entered into a joint venture with Global Capital Reinsurance Limited ("GCR"), to form a Bermuda based insurer, Capital Global Underwriters Limited

("CGUL"), which specializes in financial lines reinsurance. In April 1997, GCR was acquired by EXEL Limited ("EXCEL"). In March 1998, EXEL sold its share of CGUL to Bermuda based ACE Limited and CGUL was renamed ACE Capital Re Ltd. The Corporation, through its subsidiary, KRE, owns a fifty-percent interest in ACE Capital Re Ltd. and controls 9.9% of its voting stock. The Corporation accounts for its investment in ACE Capital Re Ltd. under the equity method.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

Net income for the year ended December 31, 1997 increased 24.1% to $70.1 million from $56.5 million for the same period of 1996. The Company adopted Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On a per share basis, basic and diluted net income increased to $4.41 and $4.31, respectively, for the year ended December 31, 1997 from $3.61 and $3.54, respectively, for the same period of 1996, or 22.2% and 21.8%, respectively. In addition, net operating income (net income excluding realized gains and losses) increased 17.6% to $65.1 million for the year ended December 31, 1997 from $55.3 million for the same period in 1996. On a per share basis, basic and diluted net operating income increased to $4.10 and $4.00, respectively, for the year ended December 31, 1997 from $3.53 and $3.47, respectively, for the same period of 1996, or 16.1% and 15.3%, respectively. Growth in net premiums earned to $133.7 million from $92.4 million, or 44.7%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's Lloyd's participation through CRC as well as growth in the financial guaranty, mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 69.1% to $219.5 million for the year ended December 31, 1997 from $129.8 million for the same period of 1996. Gross premiums written increased across all product lines. This increase was primarily due to the consolidation of the Lloyd's premiums written from CRC. In addition, in 1997 the Company added a financial reinsurance line of business. This line consists of structured financial transactions involving the reinsurance of annuity and accident and health reserves. These reserves are recorded on the balance sheet as a liability and are offset by assets of equal value. The following table shows gross premiums written by line of business for the years ended December 31, 1997 and December 31, 1996.

                                       GROSS PREMIUMS WRITTEN
                                             YEAR ENDED
                                            DECEMBER 31,
                                         1997         1996
                                        ------       ------
                                        (dollars in millions)
   MUNICIPAL                            $ 52.8       $ 48.3
   NON-MUNICIPAL                          16.7         10.9
   FINANCIAL LINES                         2.7          0.0
   MORTGAGE                               70.7         53.7
   TITLE                                   4.0          1.8
   CREDIT AND SPECIALTY                   23.0         15.1
   Lloyd's                                49.6          0.0
                                        ------       ------
                                        $219.5       $129.8

Net premiums written increased by 95.2% to $205.4 million for the year ended December 31, 1997 from $105.2 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above as well as the recording of a large ceded premium installment on a municipal portfolio paid in the fourth quarter of 1996. The following table shows net premiums written by line of business for the years ended December 31, 1997 and December 31, 1996.

                                       NET PREMIUMS WRITTEN
                                             YEAR ENDED
                                            DECEMBER 31,
                                         1997         1996
                                        ------       ------
                                       (dollars in millions)
   MUNICIPAL                            $ 50.2       $ 36.7
   NON-MUNICIPAL                          16.6         10.9
   FINANCIAL LINES                         0.1          0.0
   MORTGAGE                               70.5         40.9
   TITLE                                   4.0          1.8
   CREDIT AND SPECIALTY                   22.9         14.9
   LLOYD'S                                41.1          0.0
                                        ------       ------
                                        $205.4       $105.2

For the year ended December 31, 1997, net premiums earned increased 44.7% to $133.7 million from $92.4 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned across all product lines of business as well as the addition of the Lloyd's line of business. For the year ended December 31, 1997, net refunded earned premium decreased to $4.8 from $5.8 million for the comparable period in 1996. Excluding the effects of net refunded earned premium, net premiums earned increased 48.8% to $128.9 million for the year ended December 31, 1997 from $86.6 million for the year ended December 31, 1996. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the years ended December 31, 1997 and 1996, ceded earned premium was $21.2 million and $14.7 million, respectively. The following table shows net premiums earned by line of business for the years ended December 31, 1997 and December 31, 1996.


                                      NET PREMIUMS EARNED
                                           YEAR ENDED
                                           DECEMBER 31,
                                       1997           1996
                                      ------         ------
                                      (dollars in millions)
 MUNICIPAL                            $ 29.8          $27.5
 NON-MUNICIPAL                          11.4            7.2
 FINANCIAL LINES                         0.1            0.0
 MORTGAGE                               53.2           43.9
 TITLE                                   3.6            1.6
 CREDIT AND SPECIALTY                   17.2           12.2
 LLOYD'S                                18.4            0.0
                                      ------          -----
                                      $133.7          $92.4

For the year ended December 31, 1997, net investment income increased 9.7% to $56.6 million from $51.6 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended December 31, 1997. In addition, the Corporation recognized net realized gains of $8.0 million for the year ended December 31, 1997 compared to $1.5 million for same period in 1996.

Loss and loss adjustment expenses increased to $27.4 million from $9.5 million for the years ended December 31, 1997 and 1996, respectively. Losses recorded for the year ended December 31, 1997 were primarily attributable to the expected loss recognition associated with the addition of the Lloyd's line of business as well as normal loss development in the mortgage guaranty and credit reinsurance lines of business. Ceded losses for the years ended December 31, 1997 and 1996 were $8.8 million and $6.5 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 52.1% to $105.4 million for the year ended December 31, 1997 from $69.3 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written and normal loss development from the mortgage and credit lines of business. In addition, the increase in expenses was attributable to operating and loss expenses associated with the consolidation, for accounting purposes, of the Company's Lloyd's
operations with the Company's reinsurance operations.   Furthermore, the
combined ratio, excluding expenses associated with non-insurance operations, increased to 66.7% for the year ended December 31, 1997 from 60.7% for the comparable 1996 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business.

For the year ended December 31, 1997, the total federal tax provision increased to $26.2 million from $20.6 million for the same period in 1996. In addition, the effective tax rate increased slightly to 27.3% for the year ended December 31, 1997 from 26.7% in the same period of 1996.


YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995


Net income for the year ended December 31, 1996 increased 24.2% to $56.5 million from $45.5 million for the same period of 1995. On a per share basis, basic and diluted net income increased to $3.61 and $3.54, respectively, for the year ended December 31, 1996 from $3.08 and $3.05, respectively, for the same period of 1996, or 17.2% and 16.1%, respectively. In addition, net operating income (net income excluding realized gains and losses) increased 21.3% to $55.3 million for the year ended December 31, 1996 from $45.6 million for the same period in 1995. On a per share basis, basic and diluted net operating income increased to $3.53 and $3.47, respectively, for the year ended December 31, 1996 from $3.09 and $3.06, respectively, for the same period of 1995, or 14.2% and 13.4%, respectively. Growth in net premiums earned to $92.4 million from $60.1 million, or 53.7%, was the principal cause of the increase in net income. Growth in net premiums earned is a result of the Corporation's successful diversification into the mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 20.6% to $129.8 million for the year ended December 31, 1996 from $107.6 million for the same period of 1995. This increase was primarily due to growth in the mortgage guaranty, trade credit and other specialty lines of business. In addition, Capital Title established its first reinsurance relationships in 1996, which contributed $1.8 million in premiums written for the year ended December 31, 1996. Non-municipal premiums written decreased to $10.9 for the year ended December 31, 1996 million from $17.2 million for the same period in 1995 because of the positive impact on gross premiums written in the fourth quarter of 1995 of several large reinsurance transactions, which had upfront premium payments. The following table shows gross written premiums by line of business for the year ended December 31, 1996 and December 31, 1995.

                                   GROSS PREMIUMS WRITTEN
                                          YEAR ENDED
                                         DECEMBER 31,
                                    1996             1995
                                   ------            -----
                                    (dollars in millions)
   MUNICIPAL                       $ 48.3           $ 44.2
   NON-MUNICIPAL                     10.9             17.2
   MORTGAGE                          53.7             39.1
   TITLE                              1.8              0.0
   CREDIT AND SPECIALTY              15.1              7.1
                                   ------           ------
                                   $129.8           $107.6

Net premiums written increased by 17.5% to $105.2 million for the year ended December 31, 1996 from $89.5 million for the same period in 1995. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the year ended December 31, 1996 and December 31, 1995.

                                    NET PREMIUMS WRITTEN
                                         YEAR ENDED
                                         DECEMBER 31,
                                    1996             1995
                                   ------            -----
                                    (dollars in millions)
   MUNICIPAL                       $ 36.7            $38.1
   NON-MUNICIPAL                     10.9             17.2
   MORTGAGE                          40.9             27.6
   TITLE                              1.8              0.0
   CREDIT AND SPECIALTY              14.9              6.6
                                   ------            -----
                                   $105.2            $89.5

For the year ended December 31, 1996, net premiums earned increased 53.7% to $92.4 million from $60.1 million for the comparable 1995 period. This increase was primarily due to growth in net premiums earned in the mortgage, credit and specialty reinsurance lines of business. For the year ended December 31, 1996, net refunded earned premium increased to $5.8 from $0.8 million for the comparable period in 1995. Excluding the effects of net refunded earned premium, net premiums earned increased 46.2% to $86.7 million for the year ended December 31, 1996 from $59.3 million for the year ended December 31, 1995. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the years ended December 31, 1996 and 1995, ceded earned premium was $14.7 million and $8.0 million, respectively.

The following table shows net premiums earned by line of business for the years ended December 31, 1996 and December 31, 1995.

                                     NET PREMIUMS EARNED
                                          YEAR ENDED
                                         DECEMBER 31,
                                    1996             1995
                                   ------            -----
                                    (dollars in millions)
   MUNICIPAL                        $27.5            $25.6
   NON-MUNICIPAL                      7.2              6.4
   MORTGAGE                          43.9             22.1
   TITLE                              1.6              0.0
   CREDIT AND SPECIALTY              12.2              6.0
                                    -----            -----
                                    $92.4            $60.1

For the year ended December 31, 1996, net investment income increased 10.5% to $51.6 million from $46.7 million for the comparable period in 1995. Growth in investment income was primarily attributable to a larger investment portfolio caused by (i) an increase in invested assets from positive operating cash flows during the year ended December 31, 1996 and (ii) a public offering in the first quarter of 1996 of the Corporation's common stock which generated $25.9 million in net proceeds to the Corporation. In addition, the Corporation recognized net realized gains of $1.5 million for the year ended December 31, 1996 compared to net realized gains of $0.1 million for same period in 1995.

Loss and loss adjustment expenses increased to $9.5 million from $2.6 million for the year ended December 31, 1996 and 1995, respectively. Losses recorded in the year ended December 31, 1996 were primarily attributable to normal loss development in the mortgage guaranty and credit reinsurance lines of business which constitute an increasing portion of the Corporation's assumed book of business. Ceded losses for the year ended December 31, 1996 and 1995 were $6.5 million and $2.6 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 48.7% to $69.6 million for the year ended December 31, 1996 from $46.8 million in the same period of 1995. This increase was primarily attributable to commissions associated with the increased level of premiums assumed, normal loss development from the mortgage and credit lines of business and increased net profit commissions payable under certain of the Corporation's reinsurance contracts.
In addition, the combined ratio increased to 61.7% for the year ended December 31, 1996 from 56.8% for the comparable 1995 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business.

For the year ended December 31, 1996, the total tax provision increased to $20.5 million from $14.6 million for the same period in 1995. In addition, the effective tax rate increased to 26.7% in the third quarter of 1996 from 24.2% in the same period of 1995. This increase occurred in response to the Corporation's strategy of using a greater proportion of new cash flow to purchase taxable securities during 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1997, or approximately $34.6 million. For the year ended December 31, 1997, Capital Reinsurance paid $8.0 million in dividends to the Corporation.

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

Capital Mortgage is subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage in an amount which, together with all dividends declared or distributed by Capital Mortgage, as the case may be, during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage, as the case may be, will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those described in the preceding paragraph for Capital Credit. To date, Capital Mortgage and KRE have not declared nor paid any dividends. The maximum dividend payable by Capital Mortgage during 1998 is $0 since its earned surplus was ($0.4) million as of December 31, 1997.

Capital Title is subject to the New York insurance laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York insurance law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. During 1997, Capital Title paid a dividend in the amount of $1.1 million to its immediate parent, KRE. As of December 31, 1997, Capital Title's maximum amount payable as a dividend during 1998 is approximately $1.3 million.


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

In December 1997, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.08 per share, or $0.32 annually. For the year ended December 31, 1997, common dividends were declared and paid in the amount of $4.6 million or $0.29 per share.

Cash flows from operations for the year ended December 31, 1997 and 1996, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $143.5 million and $95.9 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares,
(iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At December 31, 1997, cash and investments approximated $1.03 billion, an increase of $113.6 million, or 12.4%, from $916.4 million at December 31, 1996. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of December 31, 1997, the entire investment portfolio was invested in highly rated fixed income securities.

At December 31, 1997, approximately $155.4 million, or 15.4%, of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $132.7, million or 85.4%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of December 31, 1997, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of December 31, 1997, $3.7 million, or approximately 2.4%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $151.7 million, or 97.6%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At December 31, 1997, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

On January 22, 1998, the Corporation extended its existing agreement with Deutsche Bank AG for the provision of a $25.0 million liquidity facility (the "DB Liquidity Facility") which is available for general corporate purposes. The DB Liquidity Facility was extended for one year and is scheduled to expire on January 22, 1999. Capital Reinsurance also renewed an agreement on January 27, 1998 with Deutsche Bank AG for a credit facility (the "DB Credit Facility") of up to $75.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2005. The Corporation has not borrowed under either the DB Liquidity Facility or the DB Credit Facility.

In addition, on August 20, 1996, the Corporation entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes. Furthermore, on August 26, 1996, the Corporation utilized $16 million of the Chase Facility for purposes of paying subordinated notes which came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Corporation's chosen interest rate option under the terms of the Chase Facility. In November 1996, the Corporation utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB.

The Corporation is addressing the Year 2000 issue. The Company has initiated a plan to review its internal computer systems. It also has initiated discussions with its significant clients and other entities to ensure that those parties have appropriate plans to correct Year 2000 issues where their systems interface with the Corporation's systems or otherwise impact its operations. While the Corporation believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Corporation's systems and operations rely will be converted on a timely basis. In conclusion, the Corporation does not expect that there will be any major Year 2000 impact to its computer systems, nor does it expect that the cost of the Year 2000 initiative will be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.










                                       Audited Consolidated Financial Statements

                                         Capital Re Corporation and Subsidiaries

                                                Year ended December 31, 1997
                                             with Report of Independent Auditors

                    Capital Re Corporation and Subsidiaries

                   Audited Consolidated Financial Statements


                         Year ended December 31, 1997



                                   CONTENTS

Report of Independent Auditors.............................................  51

Consolidated Balance Sheets................................................  52
Consolidated Statements of Income..........................................  54
Consolidated Statements of Stockholders' Equity............................  55
Consolidated Statements of Cash Flows......................................  56
Notes to Consolidated Financial Statements.................................  57


                        Report of Independent Auditors

Board of Directors and Stockholders
Capital Re Corporation

We have audited the accompanying consolidated balance sheets of Capital Re Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Re Corporation and Subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

January 27, 1998

                    Capital Re Corporation and Subsidiaries

                          Consolidated Balance Sheets


                                                                            DECEMBER 31
                                                                      1997               1996
                                                                ------------------------------------
                                                                 (Dollars in Thousands Except Share
                                                                              Amounts)
ASSETS
Fixed maturity securities available for sale, at market
 (amortized cost: $887,205 in 1997 and $800,137 in 1996)               $  932,423         $  825,678
Short-term investments, at cost, which approximates market                 78,668             75,424
                                                                ------------------------------------
Total investments                                                       1,011,091            901,102

Cash                                                                       18,878             15,285
Accrued investment income                                                  13,761             12,287
Deferred acquisition costs                                                135,332            111,364
Prepaid reinsurance premiums                                               64,953             72,034
Reinsurance recoverable on ceded losses                                     7,245              1,833
Funds held under reinsurance contracts                                      3,926              3,861
Premiums receivable                                                        27,567              5,794
Amounts receivable on ceded annuity reserves                               58,635
Property and equipment, at cost (net of accumulated depreciation
 and amortization of $4,576 in 1997 and $1,502 in 1996)                     2,738              2,291
Goodwill                                                                   12,677             13,567
Investment in affiliates                                                   21,858             10,000
Other assets                                                                9,293              6,983


                                                                ------------------------------------
Total assets                                                           $1,387,954         $1,156,401
                                                                ====================================

See accompanying notes to consolidated financial statements.

                                                                             DECEMBER 31
                                                                       1997                1996
                                                                -------------------------------------
                                                                 (Dollars in Thousands Except
                                                                         Share Amounts)
LIABILITIES
Deferred premium revenue                                               $  402,145          $  337,104
Reserve for losses and loss adjustment expenses                            37,900              19,902
Profit commission liability                                                30,457              13,329
Ceded balances payable                                                      2,153                  50
Annuity benefit reserves                                                   58,635                   -
Accident and health reserves                                               16,367                   -
Bank note payable                                                          25,000              25,000
Long-term debt                                                             74,819              74,782
Deferred federal income taxes payable                                      72,879              58,474
Other liabilities                                                          23,656              20,665
Liability for securities purchases                                              -              42,749
                                                                -------------------------------------
Total liabilities                                                         744,011             592,055
                                                                -------------------------------------

Company obligated mandatorily redeemable preferred securities
 of Capital Re LLC                                                         75,000              75,000

Stockholders' equity:
 Preferred stock--$.01 par value per share:
  25,000,000 shares authorized; no shares issued or
   outstanding                                                                  -                   -
 Common stock--$.01 par value per share:
  75,000,000 shares authorized; and 15,913,437 and 15,856,762
   shares issued and outstanding in 1997 and 1996                             161                 160
 Additional paid-in capital                                               225,160             222,525
 Retained earnings                                                        319,253             253,807
 Treasury stock; 214,000 and 189,700 shares in 1997 and 1996,
  respectively                                                             (4,891)             (3,870)
 Net unrealized gain on fixed maturity securities available
  for sale                                                                 29,392              16,602
 Net unrealized (loss) gain on foreign currency translation                  (132)                122
                                                                -------------------------------------
Total stockholders' equity                                                568,943             489,346
                                                                -------------------------------------
Total liabilities, preferred securities of Capital Re LLC and
 stockholders' equity                                                  $1,387,954          $1,156,401
                                                                =====================================

                    Capital Re Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                                       YEAR ENDED DECEMBER 31
                                                            1997                1996                1995
                                                   -----------------------------------------------------------
                                                          (Dollars in Thousands Except Per Share Amounts)
REVENUES
Gross written premiums                                        $219,522            $129,818            $107,599
Ceded premiums                                                 (14,162)            (24,630)            (18,091)
                                                   -----------------------------------------------------------
Net written premiums                                           205,360             105,188              89,508
Increase in deferred premium revenue                           (71,696)            (12,752)            (29,411)
                                                   -----------------------------------------------------------
Earned premiums                                                133,664              92,436              60,097
Net investment income                                           56,616              51,558              46,654
Net realized gains                                               8,037               1,471                  53
Other income                                                     2,548                 951                 281
Equity income in affiliates                                        858                   -                   -
                                                   -----------------------------------------------------------
Total revenues                                                 201,723             146,416             107,085
                                                   -----------------------------------------------------------

EXPENSES
Losses and loss adjustment expenses                             27,357               9,483               2,637
Acquisition costs                                               66,714              39,725              32,607
Increase in deferred acquisition costs                         (23,827)             (9,011)            (11,705)
Profit commission expense                                        5,111               6,008                 902
Other operating expenses                                        15,890              10,796               9,710
Amortization of goodwill                                           669                   -                   -
Foreign exchange losses (gains)                                    378                (377)                228
Interest expense                                                 7,399               6,895               6,893
Minority interest in Capital Re LLC                              5,738               5,738               5,738
                                                   -----------------------------------------------------------
Total expenses                                                 105,429              69,257              47,010
                                                   -----------------------------------------------------------

Income before provision for federal income taxes                96,294              77,159              60,075
Provision for federal income taxes:
 Current                                                        17,782               9,146               9,175
 Deferred                                                        8,460              11,489               5,373
                                                   -----------------------------------------------------------
Total provision for federal income taxes                        26,242              20,635              14,548
                                                   -----------------------------------------------------------
Net income                                                    $ 70,052            $ 56,524            $ 45,527
                                                   ===========================================================

PER SHARE DATA
Basic earnings per share:
 Weighted average common shares outstanding                     15,873              15,656              14,788
 Net income per share of common stock                            $4.41               $3.61               $3.08
Diluted earnings per share:
 Weighted average common shares outstanding                     16,253              15,946              14,914
 Net income per share of common stock                            $4.31               $3.54               $3.05

Cash dividend per common share                                   $0.29               $0.25               $0.21

See accompanying notes to consolidated financial statements.

                    Capital Re Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                                       ADDITIONAL
                                                  PREFERRED  COMMON      PAID-IN         RETAINED
                                                    STOCK    STOCK       CAPITAL         EARNINGS
                                                ----------------------------------------------------
                                                    (Dollars in Thousands Except Per Share Amounts)
Balance, December 31, 1994                        $     --     $150         $191,214        $158,806
 Issuance of common stock (22,575 shares)               --       --              440              --
 Net income                                             --       --               --          45,527
 Fixed maturity securities available for sale,
  net of tax ($15,241)                                  --       --               --              --
 Foreign currency translation adjustments               --       --               --              --
 Dividend ($.21 per common share)                       --       --               --          (3,105)
                                                ----------------------------------------------------
Balance, December 31, 1995                              --      150          191,654         201,228
                                                ----------------------------------------------------
 Net income                                             --       --               --          56,524
 Issuance of common stock (853,120 shares)              --        8           25,485              --
 Exercise of stock options, including tax
  benefit (198,587 shares)                              --        2            5,386              --
 Purchase of treasury stock, at cost (7,000
  shares)                                               --       --               --              --
 Fixed maturity securities available for sale,
  net of tax ($3,202)                                   --       --               --              --
 Foreign currency translation adjustments               --       --               --              --
 Dividend ($.25 per common share)                       --       --               --          (3,945)
                                                ----------------------------------------------------
Balance December 31, 1996                               --      160          222,525         253,807
                                                ----------------------------------------------------
 Net income                                             --       --               --          70,052
 Exercise of stock options, including tax
  benefit (80,975 shares)                               --        1            2,635              --

 Purchase of treasury stock, at cost (24,300
  shares)                                               --       --               --              --
 Fixed maturity securities available for sale,
  net of tax ($6,887)                                   --       --               --              --

 Foreign currency translation adjustments               --       --               --              --
 Dividend ($.29 per common share)                       --       --               --          (4,606)
                                                ----------------------------------------------------
Balance December 31, 1997                         $     --     $161         $225,160        $319,253
                                                ====================================================
                                                             NET UNREALIZED
                                                             GAIN (LOSS) ON     NET UNREALIZED
                                                             FIXED MATURITY     (LOSS) GAIN ON
                                                               SECURITIES           FOREIGN           TOTAL
                                                TREASURY        AVAILABLE           CURRENCY       STOCKHOLDERS'
                                                  STOCK         FOR SALE          TRANSLATION         EQUITY
                                                -----------------------------------------------------------------
                                                        (Dollars in Thousands Except Per Share Amounts)

Balance, December 31, 1994                       $(3,638)          $(20,998)              $ (20)         $325,514
 Issuance of common stock (22,575 shares)             --                 --                  --               440
 Net income                                           --                 --                  --            45,527
 Fixed maturity securities available for sale,
  net of tax ($15,241)                                --              43,547                 --            43,547
 Foreign currency translation adjustments             --                 --                  20                20
 Dividend ($.21 per common share)                     --                 --                  --            (3,105)
                                                -----------------------------------------------------------------
Balance, December 31, 1995                        (3,638)             22,549                 --           411,943
                                                -----------------------------------------------------------------
 Net income                                           --                 --                  --            56,524
 Issuance of common stock (853,120 shares)            --                 --                  --            25,493
 Exercise of stock options, including tax
  benefit (198,587 shares)                            --                 --                  --             5,388
 Purchase of treasury stock, at cost (7,000         (232)                --                  --              (232)
  shares)
 Fixed maturity securities available for sale,
  net of tax ($3,202)                                 --             (5,947)                 --            (5,947)
 Foreign currency translation adjustments             --                 --                 122               122
 Dividend ($.25 per common share)                     --                 --                  --            (3,945)
                                                -----------------------------------------------------------------
Balance December 31, 1996                         (3,870)             16,602                122           489,346
                                                -----------------------------------------------------------------
 Net income                                           --                 --                  --            70,052
 Exercise of stock options, including tax
  benefit (80,975 shares)                             --                 --                  --             2,636

 Purchase of treasury stock, at cost (24,300      (1,021)                --                  --            (1,021)
  shares)
 Fixed maturity securities available for sale,
  net of tax ($6,887)                                 --              12,790                 --            12,790

 Foreign currency translation adjustments             --                 --                (254)             (254)
 Dividend ($.29 per common share)                     --                 --                  --            (4,606)
                                                -----------------------------------------------------------------
Balance December 31, 1997                        $(4,891)           $ 29,392              $(132)         $568,943
                                                =================================================================

See accompanying notes to consolidated financial statements.

                    Capital Re Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31
                                                                1997                 1996                 1995
                                                       --------------------------------------------------------------
                                                                            (Dollars in Thousands)
OPERATING ACTIVITIES
Net income                                                      $    70,052            $  56,524            $  45,527
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Net amortization of investment security discounts                     348                  293                1,573
  Provision for deferred federal income taxes                         7,518               11,489                5,351
  Acquisition costs deferred                                        (65,589)             (39,725)             (32,607)
  Amortization of deferred acquisition costs                         41,620               30,714               20,902
  Equity income in affiliates                                          (858)                   -                    -
  Change in accrued investment income                                (1,474)              (2,806)                 462
  Change in premiums receivable                                     (21,773)               2,467              (13,864)
  Change in deferred premium revenue, net                            72,122               12,752               29,411
  Change in reserve for losses and loss adjustment
   expenses, net                                                     12,587                7,810                2,557

  Net realized gains on investments                                  (8,037)              (1,471)                 (53)
  Change in ceded balances payable                                    2,103               (7,950)               8,000
  Change in accident and health reserves                             16,367                    -                    -
  Other                                                              18,465               25,833                6,425
                                                       --------------------------------------------------------------
Net cash provided by operating activities                           143,451               95,930               73,684
                                                       --------------------------------------------------------------

INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
 Purchases                                                       (1,868,917)            (741,415)            (226,955)
 Sales                                                            1,789,418              589,143              165,775
 Maturities                                                               -                6,280                7,100
Fixed maturity securities held-to-maturity:
 Purchases                                                                -                    -                    -
 Maturities                                                               -                    -                6,028
Purchases of short-term investments, net                             (3,243)               8,686              (21,649)
Investment in affiliates                                            (11,000)             (25,791)                (304)
Other investing activities                                          (43,125)              42,211                    -
                                                       --------------------------------------------------------------
Net cash used in investing activities                              (136,867)            (120,886)             (70,005)
                                                       --------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from sale of stock                                           -               25,493                  440
Net proceeds from exercise of stock options                           2,636                5,388                    -
Net proceeds from issuance of notes payable                               -                9,000                    -
Purchase of treasury stock, at cost                                  (1,021)                (232)                   -
Dividends paid                                                       (4,606)              (3,945)              (3,105)
                                                       --------------------------------------------------------------
Net cash (used in) provided by financing activities                  (2,991)              35,704               (2,665)
                                                       --------------------------------------------------------------

Increase in cash                                                      3,593               10,748                1,014
Cash at beginning of year                                            15,285                4,537                3,523
                                                       --------------------------------------------------------------
Cash at end of year                                             $    18,878            $  15,285            $   4,537
                                                       ==============================================================

See accompanying notes to consolidated financial statements.

                    Capital Re Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 1997


1. BUSINESS AND ORGANIZATION

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has as operating subsidiaries six wholly-owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the state of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and nonmunicipal bond obligations. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations originating principally in the United States and the United Kingdom. KRE Reinsurance, Ltd. (formerly Capital Mortgage Reinsurance Company (Bermuda) Ltd.) ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty, financial insurance, trade credit and other specialty lines of insurance policies both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage, Capital Credit Reinsurance Company, Ltd. ("Capital Credit") and Capital Title Reinsurance Company ("Capital Title"). Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit and other specialty insurance lines from primary insurers whose business is concentrated in Western Europe and the United States. Capital Credit is also a retrocessionaire of Capital Reinsurance and Capital Mortgage. Capital Title, a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

In November 1996, the Corporation, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, acquired 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a Lloyd's managing agency and presently manages five syndicates operating in the Lloyd's of London insurance market. In connection with this acquisition, the Corporation established a corporate name ("CRC Capital, Ltd.") at Lloyd's to support underwriting on certain of the managed syndicates beginning with the 1997 year of account. CRC participates in a nonmarine and life syndicate. In November 1997, RGB Holdings acquired 100% of C.I. de Rougemont Group Limited, the holding company for C.I. de Rougemont and Co. Ltd. ("CIDR"), another Lloyd's managing agency. CIDR manages

                    Capital Re Corporation and Subsidiaries

1. BUSINESS AND ORGANIZATION (CONTINUED)

two syndicates, one marine and the other nonmarine. Effective January 1, 1998, CIDR's nonmarine syndicate was merged with the nonmarine syndicate of RGB. CRC Capital will participate on the syndicates acquired in the CIDR transaction beginning with the 1998 year of account. The results of RGB, CIDR and CRC Capital are consolidated in the Corporation's financial statements. The goodwill associated with these acquisitions will be amortized over 20 years.

In December 1996, the Corporation entered into a joint venture with Global Capital Reinsurance Limited, ("GCR") to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which specializes in financial lines reinsurance. In April 1997, GCR was acquired by EXEL Limited ("EXEL"). In March 1998 sold its share of CGUL to Bermuda based ACE Limited, and CGUL was renamed ACE Capital Re Ltd. The Corporation, through its subsidiary, KRE, owns a 50% interest in ACE Capital Re Ltd. and controls 9.9% of its voting stock. The Corporation accounts for its investment in ACE Capital Re Ltd. under the equity method.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                    Capital Re Corporation and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant accounting policies are as follows:

  Investments in Securities: The Corporation accounts for its investments in fixed maturity securities in accordance with FASB Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase. At December 31, 1997 and 1996 investments in fixed maturity securities were designated as available-for-sale.

  The Corporation invests in mortgage-backed securities, including collateralized mortgage obligations. The Corporation recognizes income for these securities using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income. Short-term investments are carried at cost, which approximates market value. Realized gains and losses on sale or maturity of investments and declines in value judged to be other-than-temporary are determined by specific identification and included in net realized gains.

  The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

  Premium Revenue Recognition: All premiums are earned over the terms of the risks covered under the Corporation's insurance and reinsurance contracts. Generally, premiums are received either in full at contract inception or in installments over the life of the covered risk. Financial guaranty premiums are typically received entirely at contract inception. For purposes of earnings recognition, premiums are allocated to each year in the term of the guaranty and are earned pro-rata over the period of risk. Receipts of installment premiums for financial guaranty and all other lines of business are generally earned on monthly pro-rata basis over the installment period.

                    Capital Re Corporation and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Deferred Acquisition Costs: Acquisition costs include only those expenses that relate to, and vary with, premium production, including commissions, brokerage and costs of underwriting and marketing personnel. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Ceding commission income on premiums ceded to other reinsurers reduces acquisition costs. Anticipated losses, loss adjustment expenses and the remaining costs of servicing the reinsured issues are considered in determining the recoverability of acquisition costs.

  Losses and Loss Adjustment Expenses: The liability for loss and loss adjustment expenses is determined according to management's loss expectations which are based on historical loss development patterns as well as reports and individual case estimates received from ceding companies where applicable. An estimate is also provided for losses and loss adjustment expenses for incurred but not reported losses for the mortgage guaranty, trade credit and specialty, and Lloyd's lines of business. Incurred but not reported losses are not estimated for the financial guaranty and title reinsurance lines of business since they are underwritten to a zero loss standard. Financial guaranty loss and loss adjustment expenses were discounted using an average rate of 6.4% in 1997 and 6.0% in 1996.

  Contingent Commissions: Under the terms of certain of the Corporation's reinsurance contracts, the Corporation is obligated to pay the ceding company a contingent commission based upon a specified percentage of the net underwriting profits. As of December 31, 1997 and 1996, the Corporation's liability for the present value of expected future payments is shown on the balance sheet under the caption "Profit commission liability."

  Stock Based Compensation: The Corporation grants stock options to certain employees for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

                    Capital Re Corporation and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Income Taxes: In accordance with FASB Statement No. 109, "Accounting for Income Taxes," deferred federal income taxes are provided on the temporary difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, and contingency reserve. The Internal Revenue Code permits companies writing financial guaranty insurance and mortgage guaranty insurance to deduct from taxable income amounts added to the statutory contingency reserve, subject to certain limitations. The amounts deducted must be included in taxable income in the tenth or twentieth year following the year of deduction dependent on the type of business, or in the event that incurred losses exceed certain statutorily established levels and the contingency reserve is released to cover such excess losses. However, the tax benefits obtained from such deductions must be invested in noninterest-bearing U.S. Government tax and loss bonds. The Corporation records purchases of tax and loss bonds as payments of federal income taxes.

  Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), effective for years ending after December 15, 1997. SFAS 128 requires the calculation and presentation on the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares outstanding is increased to include all potentially dilutive securities. The Corporation adopted SFAS 128 in 1997 and has restated earnings per share for each of the years ending December 31, 1996 and 1995. Basic and diluted net income per share of common stock are computed by dividing net income by the applicable weighted average number of shares of common stock outstanding during each year.

  For the years ended 1997, 1996 and 1995, and in order to arrive at the number of weighted average diluted shares outstanding of 16,253, 15,946, and 14,914, employee stock option awards in the amount of 380, 290 and 126 were added to weighted average common shares outstanding for basic earnings per share of 15,873, 15,656, and 14,788, respectively. All figures are reported in thousands.

                    Capital Re Corporation and Subsidiaries

3. ACCOUNTING DEVELOPMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting item, termed comprehensive income, which will combine net income and certain items that directly effect stockholders' equity, such as net unrealized gain/loss on fixed maturity securities available for sale and foreign currency translation adjustments. This statement will have no impact on the financial condition or results of operations of the Corporation.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes new standards for defining how operating segments are determined and requires more comprehensive disclosures about the Corporation's reportable operating segments. The Corporation believes that SFAS No. 131 will require expanded financial and descriptive disclosure about the Corporation's operating lines of business, however, the Corporation, has not yet determined the impact of this statement on the Corporation's financial statement disclosure.

4. STATUTORY ACCOUNTING PRACTICES

The financial statements are prepared on the basis of GAAP, which differs in certain respects from accounting practices prescribed or permitted by the Maryland Insurance Administration and the Insurance Department of the State of New York (the insurance departments in the states of domicile of Capital Reinsurance and Capital Mortgage and Capital Title, respectively), as well as the statutory requirements of the Minister of Finance of the Island of Bermuda (place of domicile of Capital Credit and KRE). Statutory accounting practices for the Corporation's insurance subsidiaries differ from GAAP as follows:

  Acquisition costs are charged to current operations as incurred rather than as related premiums are earned;

  A contingency reserve is computed on the basis of statutory requirements regardless of when loss contingencies actually exist;

  A title statutory premium reserve is established based upon assumed exposure regardless of when loss contingencies actually exist;

                    Capital Re Corporation and Subsidiaries

4. STATUTORY ACCOUNTING PRACTICES (CONTINUED)

  Federal income taxes are only provided on taxable income for which income taxes are currently payable, while under GAAP, deferred income taxes are provided with respect to temporary differences;

  Purchases of tax and loss bonds are reflected as admitted assets, while under GAAP they are recorded as federal income tax payments;

  Financial guaranty premiums are earned in direct proportion to the payment of debt service rather than pro-rata over the period of risk;

  Investments in fixed maturity securities are reported at amortized cost or market value based on the National Association of Insurance Commissioners ("NAIC") rating; under GAAP, these fixed maturity investments are carried in accordance with SFAS 115 (see Note 2).

  Certain assets designated as "nonadmitted assets" are charged directly to statutory capital and surplus, but are reflected as assets under GAAP.

  Holding company guarantees (approved by Bermuda's Minister of Finance) issued for the benefit of Capital Credit and KRE under which the holding company is obligated under certain circumstances to invest additional capital in each company are admitted assets and included as part of statutory capital and surplus at December 31, 1996. During 1997, such guarantees were allowed to lapse and are not intended to be renewed in the near term. Accordingly, they are not included as part of statutory capital and surplus at December 31, 1997.

                    Capital Re Corporation and Subsidiaries

4. STATUTORY ACCOUNTING PRACTICES (CONTINUED)

The following is a reconciliation of the Corporation's consolidated GAAP net income and stockholders' equity to the corresponding consolidated statutory amounts for its insurance subsidiaries:

                                                                  YEAR ENDED DECEMBER 31
                                                         1997              1996              1995
                                                 -----------------------------------------------------
                                                                 (Dollars in Thousands)
Consolidated GAAP net income                              $ 70,052          $ 56,524          $ 45,527
Premium revenue recognition                                 (1,199)          (14,851)           (6,995)
Deferred acquisition costs                                 (23,827)           (9,011)          (11,705)
Deferral of income taxes                                     8,460            11,489             5,373
Tax and loss bonds                                           1,581             4,848             4,116
Interest expense and minority interest in
 Capital Re LLC                                             13,137            12,633            12,631
Other, including noninsurance subsidiaries                  (5,886)           (4,091)           (3,160)
                                                 -----------------------------------------------------
Consolidated statutory net income                         $ 62,318          $ 57,541          $ 45,787
                                                 =====================================================

                                                            DECEMBER 31
                                                       1997              1996
                                               -----------------------------------
                                                      (Dollars in Thousands)
GAAP stockholders' equity                              $ 568,943         $ 489,346
Premium revenue recognition                              (44,345)          (42,166)
Deferred acquisition costs                              (127,637)         (111,364)
Unrealized (gain) loss on fixed maturity
 securities available-for-sale                           (45,218)          (25,541)
Deferral of income taxes                                  72,879            58,474
Tax and loss bonds                                        18,737            17,157
Contingency reserve                                     (162,250)         (123,363)
Long-term debt and Company obligated
 mandatorily redeemable preferred securities
 of Capital Re LLC                                       174,819           174,782
Parental guarantee                                             -            30,000
Goodwill                                                 (12,677)          (13,567)
Other, including noninsurance subsidiaries                (8,133)          (10,307)
                                               -----------------------------------
Consolidated statutory policyholders' surplus          $ 435,118         $ 443,451
                                               ===================================

                    Capital Re Corporation and Subsidiaries

5. INSURANCE IN FORCE--FINANCIAL GUARANTY AND MORTGAGE GUARANTY

Financial Guaranty: At December 31, 1997, the Corporation's reinsured financial guaranty portfolio included the reinsured portfolios of Capital Reinsurance, Capital Credit and KRE, net of eliminations and was broadly diversified by bond type, geographic location and maturity schedule, with no single risk representing more than 2.4% of the Corporation's net par in force. The Corporation limits its exposure to losses from reinsured financial guarantees by underwriting primarily investment grade obligations and retroceding a portion of its risks to other insurance companies.

Net financial guaranty par in force was approximately $44.8 billion at December 31, 1997. The composition at December 31, 1997, by type of issue and the range of final maturities, was as follows:

                                                                            RANGE OF FINAL
Type of Issue                                         NET PAR IN FORCE        MATURITIES
---------------------------------------------------------------------------------------------
                                                              (Dollars in Billions)
Tax-backed                                                 $14.2                1-40 years
Utility                                                     12.4                1-40 years
Nonmunicipal                                                 7.2                1-35 years
Special revenue                                              5.2                1-40 years
Health care                                                  5.0                1-40 years
Housing                                                      0.8                1-40 years
                                                  ----------------------
                                                           $44.8
                                                  ======================

The reinsured portfolio contained exposures in each of the 50 states. Net par in force at December 31, 1997, by state, was as follows:

STATE                                                  Net Par in Force
--------------------------------------------------------------------------
                                                    (Dollars in Billions)
California                                                 $ 4.8
New York                                                     4.6
Florida                                                      2.7
Texas                                                        2.3
Pennsylvania                                                 1.9
New Jersey                                                   1.8
Massachusetts                                                1.7
Illinois                                                     1.7
Washington                                                   1.1
Ohio                                                         0.9
Others (each less than 2%)                                  21.3
                                                  ------------------------
                                                           $44.8
                                                  ========================

                    Capital Re Corporation and Subsidiaries

5. INSURANCE IN FORCE--FINANCIAL GUARANTY AND MORTGAGE GUARANTY (CONTINUED)

As part of its financial guaranty business, the Corporation participates in credit default swap transactions whereby a counterparty pays a periodic fee, typically expressed in fixed basis points on a notional amount in return for a contingent payment by the Corporation in the event of default of one or more third party reference securities. A default is typically defined as bankruptcy, insolvency or failure to meet payment obligations when due, accompanied by significant price deterioration in a reference security. The total notional amount of credit default swaps outstanding at December 31, 1997 and included in the Corporation's financial guaranty exposure above was $1.8 billion.

During the fourth quarter of 1997, fiscal and economic turmoil spread through several Asian countries causing some Asian currencies to experience significant devaluation and subjecting certain corporations, financial institutions and sovereigns to pronounced fiscal stress. Included in the Corporation's financial guaranty net par in force is $770.7 million related to the Asian region. While the Corporation has reinsured exposures in this region, 83% of the net par relates to Japan, China and Hong Kong which are countries that remain investment grade despite the downturn. The remaining exposure is to Korea, Indonesia, Thailand, Philippines and Malaysia and is principally in the form of sovereign debt. As of December 31, 1997, the Corporation did not expect to incur any losses related to the Asian economic downturn and as a result no loss reserve had been recorded.

As stated in Note 1, the principal business of Capital Reinsurance is the reinsurance of financial guaranties. In connection with this business, the claims-paying ability of Capital Reinsurance is rated triple-A by Standard & Poors ("S&P"), Moody's Investor Service ("Moody's") and Fitch IBCA. The rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. These criteria follow the standards used to evaluate the claims-paying ability of primary monoline financial guaranty insurers. In January 1998, Moody's placed the claims-paying ability rating of Capital Reinsurance on review for a possible downgrade. Moody's took this action in light of the company's diversification into nonfinancial guaranty businesses. While this action does not impact the Corporation's 1997 financial statements, under several reinsurance treaties to which Capital Reinsurance is a party, the ceding companies may recapture business previously ceded to Capital Reinsurance in the event of a specified rating downgrade. Should Moody's rating review result in a downgrade of Capital Reinsurance's claims paying rating to double-A, the Corporation does not expect that any previously ceded business to Capital Reinsurance will be recaptured.

                    Capital Re Corporation and Subsidiaries

5. INSURANCE IN FORCE--FINANCIAL GUARANTY AND MORTGAGE GUARANTY (CONTINUED)

Mortgage Guaranty: At December 31, 1997, the Corporation's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans that are currently reinsured) and direct primary net risk in force was approximately $10.7 billion and $3.2 billion, respectively. California represents the Corporation's largest U.S. risk concentration at approximately 22%, however, its total U.S. distribution of mortgage guaranty risk in force parallels that of the U.S. primary mortgage insurance industry.

6. INVESTMENTS IN SECURITIES

The following summarizes the Corporation's aggregate investment portfolio at December 31, 1997:

                                                          GROSS           GROSS
                                                        UNREALIZED      UNREALIZED      ESTIMATED
                                      AMORTIZED COST      GAINS           LOSSES        FAIR VALUE
                                    ----------------------------------------------------------------
                                                          (Dollars in Thousands)
Fixed maturity securities
 available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies                                 $ 85,977         $ 4,089          $ (13)      $   90,053
  Obligations of states and
   political subdivisions                    453,326          34,370              -          487,696
  Corporate securities                       112,595           2,759           (142)         115,212
  Mortgage-backed securities                 152,720           2,758            (35)         155,443
  Asset-backed                                64,050           1,477             (9)          65,518
  Emerging markets                            18,537             160           (196)          18,501
                                    ----------------------------------------------------------------
Total available-for-sale                     887,205          45,613           (395)         932,423

Short-term investments                        78,668               -              -           78,668
                                    ----------------------------------------------------------------
Total investments                           $965,873         $45,613          $(395)      $1,011,091
                                    ================================================================

                    Capital Re Corporation and Subsidiaries

6. INVESTMENTS IN SECURITIES (CONTINUED)

The following summarizes the Corporation's aggregate investment portfolio at December 31, 1996:

                                                          GROSS            GROSS
                                                        UNREALIZED      UNREALIZED       ESTIMATED
                                      AMORTIZED COST      GAINS           LOSSES         FAIR VALUE
                                    -----------------------------------------------------------------
                                                          (Dollars in Thousands)
Fixed maturity securities
 available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies                                 $ 75,960         $ 1,525         $  (428)        $ 77,057
  Obligations of states and
   political subdivisions                    398,006          21,058             (98)         418,966
  Corporate securities                       115,013             751            (231)         115,533
  Mortgage-backed securities                 197,928           3,147            (313)         200,762
  Emerging markets                            13,230             136              (6)          13,360
                                    -----------------------------------------------------------------
Total available-for-sale                     800,137          26,617          (1,076)         825,678
                                    -----------------------------------------------------------------
Short-term investments                        75,424                                           75,424
Total investments                           $875,561         $26,617         $(1,076)        $901,102
                                    =================================================================

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      AMORTIZED COST       FAIR VALUE
                                   --------------------------------------
                                            (Dollars in Thousands)
Maturity:
 Due in 1998-2002                             $120,221           $121,349
 Due in 2003-2007                              112,900            115,981
 Due after 2007                                501,364            539,651
 Mortgage-backed securities                    152,720            155,442
                                   --------------------------------------
Total                                         $887,205           $932,423
                                   ======================================

                    Capital Re Corporation and Subsidiaries

6. INVESTMENTS IN SECURITIES (CONTINUED)

In 1997, the Corporation realized gross gains and losses of $12.4 million and ($4.4) million, respectively. In 1996, the Corporation realized gross gains and losses of $8.5 million and ($7.0) million, respectively. In 1995, the Corporation realized gross gains and losses of $3.5 million and ($3.4) million, respectively. Included in gross losses in 1995 were ($2.6) million for other than temporary declines in value.

Approximately 15.4% of the Corporation's total investment portfolio of $1.0 billion at December 31, 1997 is comprised of mortgage-backed securities ("MBS"), including collateralized mortgage obligations. Of the securities in the MBS portfolio, approximately 85.4% are backed by agencies or entities sponsored by the U.S. government. As of December 31, 1997, the weighted average credit quality of the Corporation's entire investment portfolio was AA+.

Net investment income is derived from the following sources:

                                                     YEAR ENDED DECEMBER 31
                                             1997             1996             1995
                                      --------------------------------------------------
                                                     (Dollars in Thousands)
Income from fixed maturity securities          $51,187          $46,207          $42,730
Income from short-term investments               6,952            6,351            4,406
                                      --------------------------------------------------
Total investment income                         58,139           52,558           47,136
Less investment expenses                        (1,523)          (1,000)            (482)
                                      --------------------------------------------------
Net investment income                          $56,616          $51,558          $46,654
                                      ==================================================

Under agreements with its cedants and in accordance with statutory requirements, certain of the Corporation's subsidiaries maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders in states in which they are not licensed. The carrying amount of such restricted balances amounted to approximately $87.3 million and $31.9 million at December 31, 1997 and 1996, respectively. Additionally, at December 31, 1997 and 1996, $4.1 million and $3.7 million, respectively, was on deposit with state insurance departments to satisfy regulatory requirements.

                    Capital Re Corporation and Subsidiaries

7. RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses ("LAE").

                                                                 YEAR ENDED DECEMBER 31
                                                        1997             1996              1995
                                                 ---------------------------------------------------
                                                                (Dollars in Thousands)
Reserve for losses and LAE, net of related
 reinsurance recoverables, at beginning of year            $17,759          $10,245          $ 7,702
Add:
 Provision for unpaid losses and LAE for claims
  occurring in the current year, net of
  reinsurance                                               25,508            8,370            1,660
 Increase in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance               1,849            1,113              977
                                                 ---------------------------------------------------
 Incurred losses during the current year, net of
  reinsurance                                               27,357            9,483            2,637
                                                 ---------------------------------------------------
Deduct:
 Losses and LAE payments (net of recoverables)
  for claims occurring in the current year                   4,574               10             (474)
 Losses and LAE payments (net of recoverables)
  for claims occurring in the prior year                     9,898            1,959              568
                                                 ---------------------------------------------------
                                                            14,472            1,969               94
                                                 ---------------------------------------------------
Reserve for unpaid losses and LAE, net of
 related reinsurance recoverables, at end of year           30,644           17,759           10,245

Unrealized foreign exchange loss on reserve
 revaluation                                                    11              310               14

Reinsurance recoverables on unpaid losses and
 LAE, at end of year                                         7,245            1,833            2,524
                                                 ---------------------------------------------------
Reserve for unpaid losses and LAE, gross of
 reinsurance recoverables on unpaid losses at
 end of year                                               $37,900          $19,902          $12,783
                                                 ===================================================

                    Capital Re Corporation and Subsidiaries

7. RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Incurred losses in 1997 were principally from the Corporation's Lloyd's insurance operations as well as the mortgage guaranty and trade credit and specialty reinsurance lines of business. During 1996, incurred losses were principally from the mortgage guaranty and trade credit and specialty reinsurance lines of business. Incurred losses in 1995 were caused primarily by increases in reserves estimated for mortgage guaranty losses. The increases for 1997, 1996 and 1995 are consistent with the expected loss development patterns for the respective lines of business.

8. DEBT AND LIQUIDITY FACILITY

Debt consists of:

                                                                  DECEMBER 31
                                                              1997           1996
                                                        ------------------------------
                                                             (Dollars in Thousands)
7.75% debentures due 2002, net of unamortized
discount of $0.2 million in 1997 and $0.2 million
in 1996 ("Debentures")                                       $74,819        $74,782
Bank note payable                                             25,000         25,000
                                                        ------------------------------
Total                                                        $99,819        $99,782
                                                        ==============================

The Debentures include certain covenants, none of which significantly restrict the Corporation's operating activities or dividend paying ability. During 1996, the Corporation entered into a $25.0 million credit facility with Chase Manhattan Bank, expiring August 20, 1998. The facility is renewable each year at the option of the Corporation. Interest on the facility is payable semi-annually at a rate equal to the then London Interbank offered rate plus 40 basis points.

On January 22, 1998, the Corporation renewed an agreement with Deutsche Bank AG for the provision of a $25.0 million liquidity facility which will be available for general corporate purposes expiring January 22, 1999. Capital Reinsurance also renewed an agreement on January 27, 1998 with Deutsche Bank AG for a credit facility of up to $75.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2005.

                    Capital Re Corporation and Subsidiaries

8. DEBT AND LIQUIDITY FACILITY (CONTINUED)

During 1997, 1996 and 1995, the Corporation paid total interest of approximately $7.4 million, $6.9 million and $6.9 million, respectively.

9. INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return. The Corporation's effective federal corporate tax rate for 1997, 1996 and 1995 was 27.3%, 26.7% and 24.2%, respectively.

A reconciliation from the tax provision calculated at the federal statutory rate of 35% in 1997, 1996 and 1995, to the total tax is as follows:

                                                          YEAR ENDED DECEMBER 31
                                                 1997              1996              1995
                                         -----------------------------------------------------
                                                         (Dollars in Thousands)
Tax provision at statutory rate                 $33,703           $27,006           $21,026
Tax-exempt interest                              (7,751)           (6,710)           (5,940)
Other                                               290               339              (538)
                                         -----------------------------------------------------
Total federal income tax provisions             $26,242           $20,635           $14,548
                                         =====================================================

The liability for deferred federal income taxes reflects the tax effect of the following temporary differences:

                                                                        DECEMBER 31
                                                                   1997              1996
                                                           -----------------------------------
                                                                  (Dollars in Thousands)
Deferral of acquisition costs                                    $ 44,673          $ 39,033
Contingency reserve                                                33,437            30,670
Deferred premium revenue                                            1,517             3,198
Unrealized gain on fixed maturity securities
 available-for-sale                                                15,826             8,940
Deferred compensation                                              (1,397)
Other                                                              (1,223)              430
                                                           -----------------------------------
Effects of temporary differences                                   92,833            82,271
Credit for alternative minimum tax carryforwards                   (1,217)           (6,640)
Tax and loss bonds                                                (18,737)          (17,157)
                                                           -----------------------------------
Liability for deferred federal income taxes                      $ 72,879          $ 58,474
                                                           ===================================

                    Capital Re Corporation and Subsidiaries

9. INCOME TAXES (CONTINUED)

Income taxes paid during 1997, 1996 and 1995 were approximately $18.9 million, $7.9 million and $8.7 million, respectively.

10. REINSURANCE CEDED

To limit its exposure on assumed risks, the Corporation enters into certain proportional and nonproportional retrocessional agreements that cede a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Corporation would be liable for such defaulted amounts.

For the years ended December 31, 1997, 1996 and 1995, ceded earned premiums were $29.8 million, $14.7 million and $8.0 million, respectively. Ceded losses for the same periods were $5.4 million, $6.5 million and $2.6 million, respectively.

During 1993, Capital Reinsurance entered into a multi-year nonproportional reinsurance contract which provides for aggregate loss protection of $80.0 million in exchange for $19.5 million of premium. Additional premiums may become payable dependent upon the level of losses incurred. During 1993, Capital Credit entered into similar multi-year reinsurance contracts which provide for aggregate loss protection of $34.0 million in exchange for $4.25 million in premiums. Additional premiums may also become payable dependent upon the level of losses incurred.

During 1994, Capital Reinsurance entered into a portfolio excess of loss reinsurance contract which provides $100.0 million aggregate loss protection on specified municipal obligations in excess of $82.0 million of losses. Capital Mortgage entered into a similar portfolio excess of loss reinsurance contract which provides $30.0 million aggregate loss protection in excess of a specified loss ratio covering all reinsured obligations. Premiums due on both contracts are not dependent upon the level of losses incurred.

                    Capital Re Corporation and Subsidiaries

10. REINSURANCE CEDED (CONTINUED)

During 1995, Capital Mortgage entered into an assumption agreement whereby it provides excess of loss reinsurance on an existing portfolio of mortgage pool insurance. In connection with this assumed transaction, Capital Mortgage is required to cede a portion of the risks, thereby reducing its total net retention. Total ceded premiums under the contract were approximately $21.0 million. Total expected assumed premiums of $56.0 million are payable in seven annual installments of $8.0 million. As of December 31, 1997, the Corporation has received three of the seven installments. Contingent commissions will be payable on the assumed reinsurance and receivable on the ceded reinsurance, dependent upon the level of losses incurred under the contract.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Corporation in estimating its fair value disclosure for financial instruments. These determinations were made based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and therefore, they may not necessarily be indicative of the amount the Corporation could realize in a current market exchange.

CASH AND SHORT-TERM INVESTMENTS

The carrying amount reported in the balance sheet for these instruments approximates fair value.

FIXED MATURITY SECURITIES

The fair value for fixed maturity securities shown in Note 6 is based on quoted market prices.

                    Capital Re Corporation and Subsidiaries

11. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

DEFERRED PREMIUM REVENUE

The fair value of the Corporation's deferred premium revenue is based on entering into a cession of the entire portfolio with third party reinsurers under market conditions. This figure was determined by using the statutory basis unearned premium reserve, net of deferred acquisition costs, and the present value of the estimated future cash flow stream from installment premiums. At December 31, 1997, the fair value of the Corporation's net deferred premium revenue was estimated to be $311.9 million.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES, NET OF REINSURANCE
 RECOVERABLE ON CEDED LOSSES

For financial guaranty losses, the carrying amount is composed of the present value of the expected cash flows for case basis claims and therefore represents the best estimate of fair value. The short-term nature of losses from the remaining lines of business indicate that the carrying value represents the best estimate of fair value. Accordingly, for all lines, the carrying amount is deemed the best estimate of fair value as of December 31, 1997.

DEBT

The fair value of the Corporation's $75.0 million of outstanding Debentures is determined based on the projected cash flows discounted by the sum of the seven-year U.S. treasury yield at December 31, 1997 and the appropriate credit spread for similar debt instruments. At December 31, 1997, the fair value of the Corporation's Debentures was estimated to be $78.2 million.

The carrying amount of the Corporation's bank note payable of $25.0 million approximates fair value due to its floating interest rate provision.

PREFERRED SECURITIES OF CAPITAL RE LLC

The fair value of the Corporation's $75.0 million Company obligated mandatorily redeemable preferred securities of Capital Re LLC at December 31, 1997 was $75.6 million based on the closing price per share on the New York Stock Exchange at that date.

                    Capital Re Corporation and Subsidiaries

12. DIVIDENDS

Under Maryland's insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period without prior approval of the Maryland Commissioner of Insurance in an amount exceeding 10% of policyholder's surplus at the preceding December 31. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $34.6 million. During 1997, Capital Reinsurance paid dividends in the amount of $8.0 million to the Corporation.

Credit Re Corporation, Capital Credit's holding company has never paid a dividend to the Corporation. Were it to pay dividends to the Corporation, it would rely on dividends from its wholly-owned subsidiary, Capital Credit. Capital Credit's and KRE's dividend distributions are governed by Bermuda law. Under Bermuda law and the By-Laws of Capital Credit and KRE, dividends may be paid out of the profits of Capital Credit and KRE (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's and KRE's surplus limited by requirements that Capital Credit and KRE must at all times (i) maintain the minimum share capital required under Bermuda law and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. Since their organization, Capital Credit and KRE have not declared or paid any dividends.

Under New York Insurance Law, as a mortgage guaranty insurance corporation, Capital Mortgage may not pay dividends except from earned surplus as defined by New York Insurance Law. Capital Mortgage is further restricted from paying dividends to the extent that any dividend paid to shareholders which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the superintendent, or 100% of adjusted net investment income during such period unless specifically allowed by the superintendent. To date, Capital Mortgage has not declared or paid any dividends. The maximum dividend payable by Capital Mortgage during 1998 is $0 since its earned surplus was ($0.4) million as of December 31, 1997.

                    Capital Re Corporation and Subsidiaries

12. DIVIDENDS (CONTINUED)

Capital Title is subject to the New York Insurance Law laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York Insurance Law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. During 1997, Capital Title paid a dividend in the amount of $1.1 million to its immediate parent, KRE. As of December 31, 1997, Capital Title's maximum amount payable as a dividend during 1998 is approximately $1.3 million.

13. COMMITMENTS

At December 31, 1997, future minimum rental payments under the terms of the Corporation's noncancellable operating leases for office space are $1.4 million for the year 1998, $1.5 million for each of the years 1999, 2000, 2001 and 2002, and $8.9 million in the aggregate thereafter. These future minimum rental payments total $16.3 million. These payments are subject to escalations in building operating costs and real estate taxes. Total rent expense amounted to approximately $0.9 million in each of the years 1997, 1996 and 1995.

In June 1997, the Corporation invested approximately $10.9 million in CGA Group Ltd ("CGA"), a Bermuda domiciled insurance company formed to provide financial guaranty insurance of structured securities, including commercial real estate and asset-backed transactions. Its insurance company subsidiary, Commercial Guaranty Assurance, Ltd is rated triple A by Duff & Phelps Credit Rating Co. ("Duff & Phelps"). The Corporation's investment was in the form of the purchase of common and preferred shares. As part of the Corporation's agreement to invest in CGA, it has also committed to invest an additional $7.5 million in the form of the purchase of common shares in the event that maintenance of Commercial Guaranty Assurance Ltd.'s triple A rating from Duff & Phelps make such action necessary.

                    Capital Re Corporation and Subsidiaries

13. COMMITMENTS (CONTINUED)

The Corporation participates in the Lloyd's of London insurance market through its corporate name, CRC Capital Ltd. At the Corporation's direction, a letter of credit has been provided to Lloyd's in satisfaction of CRC Capital's capital requirement. All corporate capital providers are required by Lloyd's to post funds at Lloyd's equal to a fixed percentage of the amount of committed insurance capacity. For the year ended December 31, 1997, the total amount of insurance capacity committed by CRC Capital was British Pound Sterling 39.7 million, and CRC Capital's Funds at Lloyd's requirement was 50% of that amount and was supported by a letter of credit for British Pound Sterling 19.9 million. For the 1998 year, the Corporation increased its insurance capacity commitment to British Pound Sterling 88.2 million which is supported by a letter of credit of British Pound Sterling 44.1 million.

14. CAPITAL RE LLC

In January 1994, the Corporation formed and capitalized Capital Re LLC, a limited liability company organized under the laws of the Turks and Caicos Islands. Additionally, in January 1994, Capital Re LLC issued $75,000,000, 7.65% of cumulative monthly income preferred shares, the proceeds of which were loaned to the Corporation. The preferred shares were issued at $25 par value per share and are shown on the balance sheet under the caption "Company obligated mandatorily redeemable preferred securities of Capital Re LLC." The Corporation guarantees the payment of the monthly dividend as well as any amounts upon liquidation or redemption which cannot occur prior to January 31, 1999, at the Corporation's discretion. Capital Re LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds to the Corporation to fund its business operations. The total amount paid to preferred shareholders for each of the years ended 1997, 1996 and 1995 was approximately $5.7 million and is shown on the income statement under the caption "Minority interest in Capital Re LLC."

15. COMPENSATION PLANS

Prior to its initial public offering, the Corporation had a stock incentive plan wherein eligible employees were granted shares of restricted common stock. Shares awarded under the Plan amounted to 696,000 at December 31, 1991. For these awards, the difference between the price paid by the employees and the market value of the award at the date of grant, if any, was recorded as deferred compensation and was amortized ratably over the four-year vesting period. Upon completion of the initial public offering in 1992, these shares became vested and all restrictions lapsed.

                    Capital Re Corporation and Subsidiaries

15. COMPENSATION PLANS (CONTINUED)

To enable recipients of awards under the stock incentive plan to meet tax obligations which may have resulted from such awards, the Corporation agreed to make loans to recipients, payable upon ultimate disposition of their shares or three years after their termination of employment. As of December 31, 1997 and 1996, total loans outstanding under all officer loan programs were approximately $1.64 million and $1.74 million, respectively, at the end of the year, and are included under the caption "Other assets."

On April 15, 1992, the Corporation adopted the 1992 Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan enables key employees to benefit from appreciation in the price of the common stock of the Corporation. The 1992 Option Plan provides for grants of incentive stock options ("ISO"), which are intended to qualify under Section 422 of the Internal Revenue Code and of options which are intended not to so qualify ("NQSO"). Under the 1992 Option Plan, options may be granted at a price not less than 100% of the fair market value as determined on the date granted. ISO's and NQSO's awarded, vest in four equal yearly installments commencing one year after the date of grant. Once vested, options may be exercised at any time and expire ten years from the date of grant. According to the terms of the 1992 Option Plan, the aggregate number of shares subject to option awards may not exceed 1,450,000. All option awards have been granted under the 1992 Option Plan as of December 31, 1997. During 1997, the Corporation adopted the 1997 Stock Option Plan ("1997 Plan"). The terms of the 1997 Plan are similar to those of the 1992 Option Plan, however, the number of shares subject to option award shall not exceed 1,000,000.

In 1993, the Corporation also adopted a stock option plan (the "Director's Plan") for the benefit of its outside directors. The terms of the plan are similar to those of the employee plan except that options become fully vested at the time of grant. According to the terms of the Director's Plan, the aggregate number of shares subject to option award shall not exceed 30,000.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                    Capital Re Corporation and Subsidiaries

15. COMPENSATION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.33%, 5.42% and 7.36%; dividend yields of 0.67%, 0.80% and 0.88%; volatility factors of the expected market price of the Corporation's common stock of 23.37, 19.10 and 29.94; and an expected life of the options of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected lives. The Corporation's pro forma information follows (in thousands, except for per share information):

                                                        1997           1996          1995
                                                  --------------------------------------------

Pro forma net income                                   $69,052       $56,030        $45,273
Pro forma basic earnings per common share              $  4.35       $  3.58        $  3.06
Pro forma diluted earnings per common share            $  4.31       $  3.54        $  3.03

                    Capital Re Corporation and Subsidiaries

15. COMPENSATION PLANS (CONTINUED)

A summary of the Corporation's stock option activity, and related information for the years ended December 31 follows:

                                                 1997                             1996                           1995
                                   --------------------------------  ------------------------------- ---------------------------
                                                          WEIGHTED-                       WEIGHTED-                  WEIGHTED-
                                                           AVERAGE                         AVERAGE                    AVERAGE
                                                          EXERCISE                        EXERCISE                    EXERCISE
                                      OPTIONS               PRICE       OPTIONS             PRICE        OPTIONS        PRICE
                                   ---------------------------------------------------------------------------------------------
Outstanding, beginning of year           968,600             $24.01       908,000             $20.77      $686,400        $19.56
Granted                                  302,500              43.39       277,500              31.49       248,400         23.99
Exercised                                (80,975)             21.98      (205,587)             19.69       (22,575)        19.51
Forfeited                                 (8,550)             29.04       (11,313)             26.50        (4,225)        19.62
Outstanding, end of year               1,181,575             $29.07       968,600             $24.01       908,000        $20.77
                                   =============================================================================================

Exercisable, end of year                 520,975             $21.96       422,447             $20.25       395,150        $19.63
                                   =============================================================================================

                                          1997            1996            1995
                                   ------------------------------------------------
Weighted-average fair value of
 options granted during the year          $16.99          $10.42          $11.03


Exercise prices for options outstanding as of December 31, 1997 ranged from $19.50 to $56.75. The weighted-average remaining contractual life of those options is approximately 8.0 years.

In 1996, the Corporation adopted a performance share plan for the benefit of senior executives of the Corporation. The plan is intended to align senior management with the interest of the shareholders. To achieve this objective, the plan ties awards granted under the plan with earning per share growth and with total shareholder return and share price. These shares will be awarded at December 31, 1999. The Corporation recognized $3.0 million and $1.0 million in deferred compensation expense for the years ended December 31, 1997 and 1996, respectively.

                    Capital Re Corporation and Subsidiaries

15. COMPENSATION PLANS (CONTINUED)

The Corporation maintains a savings incentive plan which is qualified under
Section 401 of the Internal Revenue Code. The savings incentive plan is available to all full-time employees with a minimum of six months of service. Eligible participants may contribute 9% of their base salary subject to a maximum of $10,000 for 1997. Contributions are matched by the Corporation at a rate of 100%, up to 7% of the participants' contribution subject to certain limitations and vest at a rate of 25% per year starting with the second year of service. The Corporation contributed approximately $0.3 million in each of the years 1997 and 1996 and $0.2 million in 1995.

The Corporation also maintains a profit sharing plan which is available to all full-time employees with a minimum of six months of service. Annual contributions to the plan are at the discretion of the Board of Directors. The plan contains a qualified portion and a nonqualified portion. Total expense incurred under the plan amounted to approximately $0.3 million in 1997, 1996 and 1995.

The Corporation does not provide health care or life insurance benefits to retirees.

16. MAJOR CUSTOMERS

The Corporation derives the majority of its gross written premiums from a small number of primary insurers. The primary insurers which accounted for 10% or more of gross written premiums are as follows:

                                                    YEAR ENDED DECEMBER 31
                                                    1996             1995
                                             ---------------------------------

PRIMARY INSURER
CMAC                                                15.9%            11.5%
MBIA                                                14.9             17.8
FGIC                                                11.9               *
PMI                                                 10.7             10.5
AMBAC                                                 *              12.1
FSA                                                   *              14.9

    *Less than 10%

                    Capital Re Corporation and Subsidiaries

16. MAJOR CUSTOMERS (CONTINUED)

During 1997, one customer, CMAC, provided 12.3% of the Corporation's total gross written premium. All other clients provided less than 10% during 1997. Customer concentration occurring in 1996 and 1995 resulted from the fact that a larger portion of the Corporation's total gross written premiums came from the financial guaranty and mortgage guaranty reinsurance lines of business. This is due to the small number of primary insurance companies writing primary financial guaranty and mortgage guaranty insurance. As the Corporation continues to diversify its businesses, client concentration should decrease.

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)*

                                                   1ST           2ND           3RD            4TH
                                                 QUARTER       QUARTER       QUARTER        QUARTER         YEAR
                                             -----------------------------------------------------------------------
                                                          (Dollars in Thousands Except Per Share Amounts)
1997
Gross written premiums                              $64,525       $60,431       $48,206        $46,360      $219,522
Net written premiums                                 56,270        58,971        44,616         45,503       205,360
Earned premiums                                      30,549        31,874        36,085         35,155       133,663
Net investment income and net realized gains         16,600        13,799        16,918         17,336        64,653
Income before provision for federal income           23,878        23,056        24,807         24,551        96,293
 tax
Net income                                           17,136        16,108        18,257         18,550        70,051
Basic net income per common share                   $  1.08       $  1.02       $  1.16        $  1.17      $   4.41
Diluted net income per share                        $  1.06       $  0.99       $  1.12        $  1.14      $   4.31
1996
Gross written premiums                              $34,255       $30,957       $43,220        $21,386      $129,818
Net written premiums                                 18,060        26,902        40,500         19,726       105,188
Earned premiums                                      20,104        22,322        22,005         28,005        92,436
Net investment income and net realized gains         12,191        11,781        12,781         16,276        53,029
Income before provision for federal income           17,193        18,207        18,808         22,951        77,159
 tax
Net income                                           12,767        13,285        13,955         16,517        56,524
Basic net income per common share                   $  0.84       $  0.85       $  0.88        $  1.04      $   3.61
Diluted net income per share                        $  0.83       $  0.83       $  0.87        $  1.02      $   3.54
1995
Gross written premiums                              $24,189       $21,202       $23,977        $38,231      $107,599
Net written premiums                                 21,748        19,302        20,789         27,669        89,508
Earned premiums                                      13,929        16,584        13,322         16,262        60,097
Net investment income and net realized gains         11,530        11,493        11,546         12,138        46,707
Income before provision for federal income           14,350        15,004        15,099         15,622        60,075
 tax
Net income                                           11,077        11,262        11,353         11,833        45,527
Basic net income per common share                   $  0.75       $  0.76       $  0.77        $  0.80      $   3.08
Diluted net income per share                        $  0.75       $  0.76       $  0.76        $  0.79      $   3.05

* Numbers may not add due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning directors set forth under "Election of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

Information concerning executive officers is set forth under PART I, Item 1 "BUSINESS OF CAPITAL RE: Executive Officers" in this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information concerning compensation of the Company's executive officers set forth in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information concerning security ownership of certain beneficial owners and management set forth in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain relationships and related transactions set forth in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV
ITEM 14.

     (a)  Financial Statements, Financial Statement Schedules and Exhibits.

     1.  Financial Statements
         --------------------

     The following consolidated financial statements of the Company are filed as part of this Report in Item 8:

     CAPITAL RE CORPORATION AND SUBSIDIARIES
     Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Income For the Years Ended December 31, 1997,
      1996 and 1995
     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the Years Ended December 31,
      1997, 1996 and 1995
     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules
         -----------------------------

     The following Financial Statement Schedules are filed as part of this
     Report:

     Schedule           Title
     --------           -----
     II                 Condensed Financial Information of Registrant
     IV                 Reinsurance

     The report of the Registrant's independent auditors with respect to the above listed financial statement schedules is set forth in Exhibit 23.01 of this Report.

     All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

     3.  Exhibits
         --------

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

     4.01 Specimen Stock Certificate representing shares of Common Stock (Filed as exhibit 4.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     4.02 Form of Indenture between the Company and Morgan Guaranty Trust Company of New York, as Trustee including form of specimen Debenture (Filed as exhibit 4.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)

     4.03               Form of Subordinated Promissory Notes (Filed as Exhibits
                        10.01 -10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Comm. File No. 1-10995) and incorporated herein by reference)

     4.04 Form of Payment and Guarantee Agreement between Capital Re LLC and the Company (Filed as exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.05 Form of the Declaration of Terms of Capital Re LLC 7.65% Cumulative Monthly Income Preferred Shares, Series A (Filed as exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.06 Form of Liability Assumption Agreement between Capital Re LLC and Capital Re Corporation (Filed as exhibit 99.2 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.07 Form of Loan Agreement between Capital Re LLC and Capital Re Corporation (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-3 (Reg. No. 33-72090) and incorporated herein by reference)

     4.08 $25 Million Credit Facility between the Company, Various Banks and Deutsche Bank AG, as Agent (Filed as Exhibit
                        4.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File
                        No. 1-10995) and incorporated herein by reference)

     4.09 $75 Million Credit Facility between Capital Reinsurance, Various Banks and Deutsche Bank AG, as Agent (Filed as
                        Exhibit 4.09 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Comm. File No. 1-10995) and incorporated herein by reference)

     4.10 $25 Million Credit Facility between the Company, Various Banks and The Chase Manhattan Bank, as Agent, dated August 20, 1996 (Filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Comm. File No. 1-10995) and incorporated herein by reference).

     4.11 Amendment dated January 27, 1998 to $75 Million Credit Facility between Capital Reinsurance, Various Banks and Deutsche Bank AG, as Agent

     9.01 Stockholders' Agreement dated as of January 17, 1992 by and among the Registrant, its institutional stockholders and certain of its management stockholders (Filed as exhibit 9.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)

     9.02 First Amendment to Capital Re Corporation 1992 Stockholders Agreement dated December 28, 1992 (Filed as exhibit 9.03 to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

     9.03 Modification of Credit Re Corporation Stockholders Agreement dated August 20, 1993 (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.01 Capital Re Corporation 1988 Stock Incentive Plan, as amended (the "1988 Plan") (Filed as exhibit 10.04 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.02 Form of 1988 Stock Incentive Plan Agreement (Filed as exhibit 10.05 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.03 Forms of Tax Equalization Loan Agreements related to 1988 Plan (Filed as exhibit 10.06 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.04 Form of Indemnity Agreement related to 1988 Plan (Filed as exhibit 10.07 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.05 1992 Stock Option Plan and related form of Non-Qualified Stock Option Agreement (Filed as exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45286) and incorporated herein by reference)

     10.06 Lease Agreement for the Company's principal office between Capital Reinsurance Company and 1325 Limited Partnership (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.07 Capital Re Corporation Directors' Stock Option Plan (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Comm. File No. 1-10995) and incorporated herein by reference) *

     10.08              Capital Re Corporation Deferred Compensation Plan.
                        (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-10995) and incorporated herein by reference)

     10.09 Capital Re Corporation Non-Qualified Profit Sharing Plan. (Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Comm. File No. 1-10995) and incorporated herein by reference)

     10.10              Capital Re Corporation Performance Share Plan (Filed as
                        Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Comm. File No. 1-10995) and incorporated herein by reference).

     10.11 1997 Employee Stock Option Plan (Filed as Appendix A to the Company's definitive proxy statement for the 1997 annual meeting of the Company's shareholders and incorporated herein by reference)

     10.12 Annual Incentive Plan for Covered Executive Officers (Filed as Appendix C to the Company's definitive proxy statement for the 1997 annual meeting of the Company's shareholders and incorporated herein by reference)

     11.01              Statement Re:  Computation of Per Share Earnings

     21.01              Subsidiaries of Registrant

     23.01              Consent of Ernst & Young LLP, Independent Auditors

     24.01              Power of Attorney of the Board of Directors

     27.01              Financial Data Schedule as of December 31, 1997
     __________
      * Confidential treatment was afforded, or has been requested, for certain portions of these agreements

     (b) Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998                   CAPITAL RE CORPORATION
                                        (Registrant)

                                        By: /s/ Alan S. Roseman
                                           -------------------------------------
                                        Name:  Alan S. Roseman
                                        Title: Senior Vice President,
                                               General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                    Title                            Date
----                    -----                            ----
Michael E. Satz*        Chairman of the Board,           March 30, 1998
                        Chief Executive Officer and
                        President (Principal Executive
                        Officer)

David A. Buzen*         Executive Vice President and     March  30, 1998
                        Chief Financial Officer
                        (Principal Financial and
                        Accounting Officer)


Harrison Conrad*        Director                         March 30, 1998
Richard L. Huber*       Director                         March 30, 1998
Steven D. Kesler*       Director                         March 30, 1998
Steven Newman*          Director                         March 30, 1998
Philip Robinson*        Director                         March 30, 1998
Edwin Russell*          Director                         March 30, 1998
Michael E. Satz*        Director                         March 30, 1998
Dan R. Skowronski*      Director                         March 30, 1998
Barbara Stewart*        Director                         March 30, 1998
Jeffrey F. Stuermer*    Director                         March 30, 1998

--------------------------
*Alan S. Roseman, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Company named above pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as an exhibit to this report.

                            By:  /s/ Alan S. Roseman
                               ------------------------------------
                               Alan S. Roseman, Attorney-in-fact

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Capital Re Corporation
December 31, 1997
(Dollars in thousands)



CONDENSED BALANCE SHEETS                                                    AS OF                        AS OF
------------------------                                             DECEMBER 31,                 DECEMBER 31,
ASSETS                                                                       1997                         1996
------                                                               ------------                 ------------
Investment in affiliates                                                 $756,345                     $669,721
Other assets                                                                1,541                        9,080
                                                                         --------                     --------
  Total Assets                                                           $757,886                     $678,801
                                                                         ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Long-term debt                                                           $ 74,819                     $ 74,781
Subordinated notes payable                                                      0                            0
Bank note payable                                                          25,000                       25,000
Intercompany balance with affiliates                                       89,124                       89,673
Stockholders' Equity                                                      568,943                      489,347
                                                                         --------                     --------
  Total Liabilities and Stockholders' Equity                             $757,886                     $678,801
                                                                         ========                     ========

                                                                       YEAR ENDED                   YEAR ENDED        YEAR ENDED
                                                                     DECEMBER 31,                 DECEMBER 31,      DECEMBER 31,
CONDENSED STATEMENTS OF INCOME                                               1997                         1996              1995
------------------------------                                       ------------                 ------------      ------------
Revenues                                                                 $    241                     $    183          $    217
Expenses                                                                   17,033                       14,354            13,867
                                                                         --------                     --------          --------
  Total Operating (Loss)                                                  (16,792)                     (14,171)          (13,650)
Equity in net income of affiliates                                         81,116                       66,086            54,132
                                                                         --------                     --------          --------
  Income before income tax (benefit)                                       64,324                       51,915            40,482
Income tax (benefit)                                                       (5,728)                      (4,610)           (5,045)
                                                                         --------                     --------          --------
Net Income                                                               $ 70,052                     $ 56,525          $ 45,527
                                                                         ========                     ========          ========

See accompanying notes to Condensed Financial Statements

                                                                 YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                                DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
CONDENSED STATEMENTS OF CASH FLOWS                                  1996                   1995                   1994
----------------------------------                           ---------------------  ---------------------  ---------------------
OPERATING ACTIVITIES
--------------------

Net Income                                                               $ 70,052               $ 56,525               $ 45,527
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Equity in net income of affiliates                                        (81,116)               (66,086)               (54,132)
Dividends received from subsidiary                                          8,000                 17,500                 13,856
Other                                                                       7,617                 (9,056)                 3,147
                                                                         --------               --------               --------
  Net cash provided by/ (used in) operating activities                      4,553                 (1,117)                 8,398

INVESTING ACTIVITIES
--------------------

Investment in affiliates                                                        0                (33,800)                (6,000)
Maturities (purchases) of short-term investments, net                           0                      0                      0
                                                                         --------               --------               --------
  Net cash used in investing activities                                         0                (33,800)                (6,000)

FINANCING ACTIVITIES
--------------------

Proceeds from issuance of stock                                             2,636                 30,882                    440
Net proceeds from issuance of bank note payable                                 0                  9,000                      0
Proceeds from intercompany loan                                                 0                      0                      0
Dividends paid to stockholders'                                            (4,606)                (3,945)                (3,105)
Purchase of treasury stock, at cost                                        (1,021)                  (232)                     0
                                                                         --------               --------               --------
  Net cash provided by/ (used in) financing activities                     (2,991)                35,705                 (2,665)

(Decrease)/ Increase in cash                                                1,562                    788                   (267)
Cash at beginning of year                                                     950                    162                    429
                                                                         --------               --------               --------
Cash at end year                                                         $  2,512               $    950               $    162
                                                                         ========               ========               ========

See accompanying notes to Condensed Financial Statements

CAPITAL RE CORPORATION
DECEMBER 31, 1997


NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Capital Re Corporation and Subsidiaries.

The long-term debt of $74.8 million is senior unsecured debentures. See Note 8 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for a description of Capital Re Corporation's debt.

Of the $89.1 million intercompany balance with subsidiary, $94.9 million is a loan between the Corporation and its subsidiary, Capital Re LLC, a limited life company organized under the laws of the Turks and Caicos Islands. The $94.9 million loan consists of $75.0 million of proceeds received from the issuance of Company obligated mandatorily redeemable preferred securities of Capital Re LLC as well as the Corporation's $19.9 million common stock investment in Capital Re LLC. See Note 14 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for an explanation of the loan. Also, $5.8 million is a loan between the Corporation and its subsidiary, Capital Re (UK) Holdings, whereby the Corporation loaned Capital Re (UK) Holdings $5.8 million to facilitate the purchase of RGB Holdings Ltd.

                            CAPITAL RE CORPORATION
                           SCHEDULE IV - REINSURANCE
                            (DOLLARS IN THOUSANDS)

 Premiums                                                          Percentage
 Property                Ceded to         Assumed                   of Amount
      and        Gross      Other      from Other           Net    Assumed to
Liability       Amount  Companies       Companies        Amount           Net
---------       ------  ---------      ----------      --------    ----------
     1997           $0    $14,162        $219,522      $205,360        106.9%
     1996           $0    $24,630        $129,818      $105,188        123.4%
     1995           $0    $18,091        $107,599      $89,508         120.2%