Form 10-Q
period 1998-03-31
CAPITAL RE CORP
filed 1998-05-14
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------
                                FORM 10-Q
                          ----------------------

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED MARCH 31, 1998

                                    OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM    TO
           -----------------------------------------------------
                          CAPITAL RE CORPORATION
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           -----------------------------------------------------
DELAWARE                    001-10995                52-1567009
(STATE OR OTHER       (COMMISSION FILE NUMBER)     (IRS EMPLOYER
JURISDICTION OF                                    IDENTIFICATION
INCORPORATION OR                                       NUMBER)
ORGANIZATION)
                      1325 AVENUE OF THE AMERICAS
                               18TH FLOOR
                       NEW YORK, NEW YORK 10019
                            (212) 974-0100
(NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

AS OF MARCH 31, 1998, THERE WERE OUTSTANDING 15,926,562 SHARES OF
COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                 CAPITAL RE CORPORATION AND SUBSIDIARIES

                                 INDEX


PART I    FINANCIAL INFORMATION                              PAGE

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
           CAPITAL RE CORPORATION
           AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS -MARCH 31, 1998
          (UNAUDITED) AND DECEMBER 31, 1997                     3

          CONSOLIDATED STATEMENT OF INCOME - THREE MONTHS
            ENDED MARCH 31,1998(UNAUDITED)AND
            MARCH 31, 1997 (UNAUDITED)                          4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
            THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
            AND MARCH 31, 1997 (UNAUDITED)                      5

          CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY - THREE MONTHS ENDED MARCH 31, 1998
           (UNAUDITED)                                          6

          CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
           MONTHS ENDED MARCH 31, 1998 (UNAUDITED) AND
           MARCH 31 1997 (UNAUDITED)                            7

          NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS (UNAUDITED)                          8-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10-17


PART II   OTHER INFORMATION


ITEM 3    EXHIBITS AND REPORTS ON FORM 8-K                  18-20

SIGNATURES                                                     21


             CAPITAL RE CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
           (Dollars in thousands except per share amounts)

                                       March 31,         December 31,
                                          1998               1997
                                      ----------         ------------
                                      (Unaudited)
ASSETS
Fixed maturity securities
  available for sale, at market
  amortized cost: $934,687 in
  1998 and $887,205 in 1997)            $975,891             $932,423
Short-term investments, at cost,
  which approximates market               76,375               78,668
                                         -------            ---------
Total Investments                      1,052,266            1,011,091

Cash                                      18,122               18,878
Accrued investment income                 13,769               13,761
Deferred acquisition costs               145,220              135,332
Prepaid reinsurance premiums              74,191               64,953
Reinsurance recoverable on
  ceded losses                             6,456                7,245
Funds held under reinsurance
  agreements                               4,325                3,926
Premiums receivable, net                  30,774               25,414
Amounts receivable on ceded annuity
  reserves                                58,635               58,635
Investment in affiliates                  21,890               21,858
Goodwill                                  12,578               12,677
Other assets                              13,932               12,032
                                      ----------           ----------
    Total Assets                      $1,452,158           $1,385,802
                                      ==========           ==========

LIABILITIES
Deferred premium revenue                $436,702             $402,145
Reserve for losses and loss
  adjustment expenses                     45,041               37,900
Annuity benefit reserves                  58,635               58,635
Accident and health reserves              16,519               16,367
Profit commission liability               31,537               30,457
Deferred federal income taxes payable     74,917               72,879
Bank note payable                         25,000               25,000
Long-term debt                            74,828               74,819
Other liabilities                         28,638               23,657
                                        --------             --------
    Total Liabilities                   $791,817             $741,859
                                        --------             --------

COMPANY OBLIGATED MANDATORILY
REDEEMABLE PREFERRED SECURITIES
OF CAPITAL RE LLC                         75,000               75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value
  per share; 25,000,000 shares
  authorized; no shares issued
  and outstanding in 1998 and 1997          ---                   ---
Common stock - $.01 par value per
  share; 75,000,000 shares
  authorized, 15,926,562 and
  15,913,437 shares issued and
  outstanding in 1998 and
  1997, respectively                         161                  161
Additional paid-in capital               225,444              225,160
Retained earnings                        337,774              319,253
Treasury stock; 214,000 shares
  in 1998 and 1997                       (4,891)              (4,891)
Other Comprehensive Income
  Net unrealized gain on fixed
    maturities securities available
    for sale, net of tax                  26,801               29,392
  Foreign exchange translation                52                (132)
                                         -------              -------
Accumulated Other Comprehesive Income     26,853               29,260
                                         -------              -------
Total Stockholders' Equity               585,341              568,943
                                         -------              -------
Total Liabilities, Preferred
  Securities of Capital Re LLC
  and Stockholders' Equity           $1,452,158            $1,385,802
                                     ==========            ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
          (Dollars in thousands except per share amounts)

                                           Three Months Ended
                                                 March 31,
                                               (Unaudited)
                                           --------------------
                                            1998        1997
                                           --------------------
REVENUES:
Gross premiums written                   $93,244        $64,525
Ceded premiums                            15,362          8,255
                                         -------        -------
     Net premiums written                 77,882         56,270
     Increase in deferred
       premium revenue                   (25,139)      (25,721)
                                         -------        -------
    Net premiums earned                   52,743         30,549
Net investment income                     16,130         13,815
Net realized gain                          1,180          2,785
Fee Income                                   483            445
Other income                                 164             25
Equity income in affiliate                    32            233
                                          ------         ------
    Total Revenues                        70,732         47,852
                                          ------         ------


EXPENSES:
Loss and loss adjustment
  expenses                                15,658          4,818
Acquisition costs                         26,203         17,325
Increase in deferred
  acquisition costs                      (9,797)        (7,085)
Profit commission expense                  2,873          1,996
Other operating expenses                   5,512          3,047
Amortization of goodwill                     167            167
Interest expense                           1,879          1,878
Foreign exchange (gain)/loss               (341)            394
Minority interest in
  Capital Re LLC                           1,434          1,434
                                          ------         ------
    Total Expenses                        43,588         23,974
                                          ------         ------

    Income before provision
     for federal income taxes             27,144         23,878

Provision for federal income taxes
   Current                                 3,889          3,830
   Deferred                                3,461          2,912
                                           -----          -----
Total provision for federal income taxes   7,350          6,742
                                           -----          -----

Net Income                               $19,794        $17,136
                                         =======        =======

Earnings per common share                  $1.24          $1.08
                                         =======        =======
Diluted Earnings per common share          $1.21          $1.06
                                         =======        =======
Cash dividends per common share            $0.08          $0.07
                                         =======        =======
Weighted average number of common
  shares outstanding                      15,917         15,862
                                         =======        =======
Diluted Weighted average number of
  common shares outstanding               16,372         16,196
                                         =======        =======

See Accompanying Notes to Unaudited Consolidated Financial Statements

              CAPITAL RE CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Comprehensive Income
                      (Dollars in thousands)

                                           Three Months Ended
                                                 March 31,
                                               (Unaudited)
                                           --------------------
                                            1998        1997
                                           --------------------
Net Income                               $19,794        $17,136
Other Comprehensive Income, net of tax:
  Change in net unrealized gain on fixed
    maturities available for sale        (2,591)       (12,999)
  Change in foreign exchange translation     184          (469)
Other Comprehensive Income               (2,407)       (13,468)
Comprehensive Income                     $17,387         $3,668


See Accompanying Notes to Unaudited Consolidated Financial Statements

               CAPITAL RE CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity
             (Dollars in thousands except  share amounts)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED   TREASURY
                             STOCK      CAPITAL    EARNINGS     STOCK
                             -----------------------------------------
Balance, January 1, 1998      $161     $225,160    $319,253   ($4,891)
Net Income                      -          -         19,794       -
Exercise of stock options,
  including tax benefit
  (13,125 shares)               -         284          -          -
Fixed maturities securities
  available for sale
  adjustments                   -          -           -          -
Foreign exchange translation    -          -           -          -
Dividend ($.08 per
  common share)                 -          -        (1,273)       -
                            ------------------------------------------
Balance, March 31, 1998       $161     $225,444    $337,774   ($4,891)
                            ==========================================

                                          NET UNREALIZED
                                             GAIN ON
                                         FIXED MATURITIES
                            FOREIGN         SECURITIES         TOTAL
                            EXCHANGE       AVAILABLE FOR   STOCKHOLDERS'
                           TRANSLATION        SALE            EQUITY
                            ------------------------------------------
Balance, January 1, 1998      ($132)       $29,392            $568,943
Net Income                        -           -                 19,794
Exercise of stock options,
  including tax benefit
  (13,125 shares)                 -           -                    284
Fixed maturities securities
  available for sale adjustments  -         (2,591)            (2,591)
Foreign exchange translation     184          -                    184
Dividend ($.08 per
  common share)                   -           -                (1,273)
                            ---------     --------            --------
Balance, March 31, 1998          $52       $26,801            $585,341
                            =========     ========            ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                        (Dollars in Thousands)


                                                  Three Months Ended
                                                       March 31,
                                             -------------------------
                                                  1998          1997
                                             -------------------------
OPERATING ACTIVITIES:

Net income                                     $19,794         $17,136
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Amortization of bond discount
  on long-term debt                                  9               9
  Net amortization of security
   premiums                                      (631)           (225)
  Provision for deferred federal
   income taxes                                  3,461           2,875
  Acquisition costs deferred                  (27,114)        (17,326)
  Amortization of deferred
   acquisition costs                            17,351          10,241
  Equity Income in affiliates                     (32)           (233)
  Change in accrued investment income              (7)             826
  Change in premiums receivable, net          (11,849)        (13,468)
  Change in deferred premium revenue, net       25,046          25,721
  Change in outstanding loss reserves, net       7,824           (311)
  Net realized (gain) on investments           (1,180)         (2,785)
  Change in ceded balances payable               7,188           2,794
  Other                                          3,690           6,428
                                              --------         -------
Net Cash Provided by Operating Activities       43,550          31,682


INVESTING ACTIVITIES:

Securities available-for-sale:
  Purchases - fixed maturities               (175,964)       (294,870)
  Sales-fixed maturites                        130,293         285,202
Maturities (purchases) of short-term
   investments, net                              2,293        (43,966)
Other investing activities                          61          28,260
                                             ---------        --------
Net Cash Used in Investing Activities         (43,317)        (25,374)

FINANCING ACTIVITIES:
Net proceeds from exercise of stock options        284             292
Purchase of treasury stock at cost                   0               0
Dividends paid                                 (1,273)         (1,110)
                                             ---------        --------
Net Cash Provided (Used) by
  Financing Activities                           (989)           (818)
Effect of exchange rate changes on cash                              0
                                             ---------        --------
(Decrease)Increase in Cash                       (756)           5,490
Cash at Beginning of Period                     18,878          15,285
                                             ---------        --------
  Cash at End of Period                        $18,122         $20,775
                                             =========        ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.




                    CAPITAL RE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                               March 31, 1998


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1997 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months ended March 31, 1998 and 1997, total comprehensive income amounted to $17.4 million and $3.7 million, respectively.

2.   REINSURANCE

Ceded earned premium for the three months ended March 31, 1998 and 1997 were $6.3 million and $3.8 million, respectively. Ceded losses for the same periods were $1.2 million and $0.9 million, respectively.

3.   INCOME TAXES

The effective tax rate for the three months ended March 31, 1998 and 1997 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the three months ended March 31, 1998 and 1997 were $1.0 million and $0.0 million, respectively.

4.   OTHER

Interest paid for the three months ended March 31, 1998 and 1997 was $0.4 million.






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

In November 1996, the Corporation acquired, through its newly formed United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages five syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In November 1997, RGB Holdings, Ltd. acquired 100% of C.I. de Rougemont Group Limited, the ultimate holding company for C.I. de Rougemont & Co. Ltd. ("CIDR"), another Lloyd's managing agency.
CIDR manages two syndicates, one marine and the other non-marine. Effective January 1, 1998, the CIDR non-marine syndicate was merged with the non-marine syndicate of RGB. In connection with its acquisition of RGB, the Corporation established a corporate name at Lloyd's, CRC Capital Ltd. ("CRC"), to provide underwriting capacity to the managed syndicates commencing with the 1997 year of account. CRC currently participates in a marine, a non-marine and two life
syndicates.    At March 31, 1998, the results of RGB, CIDR and CRC
are consolidated in the Corporation's financial statements.

In December 1996, the Corporation entered into a joint venture with GCR Holdings Ltd. ("GCR"), to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which specializes in financial lines reinsurance. In April 1997, EXEL Limited ("EXEL") acquired GCR. In March 1998, EXEL sold its share of CGUL to Bermuda based ACE Limited and CGUL was renamed ACE Capital Re Ltd. The Corporation, through its subsidiary, KRE, owns a fifty-percent interest in ACE Capital Re Ltd. and controls 9.9% of its voting stock. The Corporation accounts for its investment in ACE Capital Re Ltd. under the equity method.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED
MARCH 31, 1997

Net income for the three months ended March 31, 1998 increased 15.8% to $19.8 million from $17.1 million for the same period of 1997.
The Company adopted Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On a per share basis, basic and diluted net income increased to $1.24 and $1.21, respectively, for the three months ended March 31, 1998 from $1.08 and $1.06, respectively, for the same period of 1997, or 14.8% and 14.2%, respectively. In addition, net operating income (net income excluding realized gains and losses and foreign exchange gains and losses) increased 20.5% to $18.8 million for the three months ended March 31, 1998 from $15.6 million for the same period in 1997. On a per share basis, basic and diluted net operating income increased to $1.18 and $1.15, respectively, for the three months ended March 31, 1998 from $0.98 and $0.96, respectively, for the same period of 1997, or 20.4% and 19.8%, respectively. Growth in net premiums earned to $52.7 million from $30.5 million, or 72.8%, and growth in net investment income to $16.1 million from $13.8 million, or 16.7%, were the principal causes of the increase in net income.

Gross premiums written increased 44.5% to $93.2 million for the three months ended March 31, 1998 from $64.5 million for the same period of 1997. Gross premiums written increased across all product
lines.   In addition, in 1997 the Company added a financial
reinsurance line of business. This line consists of structured financial transactions involving the reinsurance of annuity and
accident and health reserves.   The following table shows gross
premiums written by line of business for the three months ended March 31, 1998 and March 31, 1997.


                          Gross Premiums Written
                            Three Months Ended
                                 March 31,
                            1998         1997
                           -----        -----
                         (dollars in millions)

   Municipal               $22.2        $17.9
   Non-Municipal             6.0          3.3
   Financial Lines           4.1          0.0
   Mortgage                 20.2         15.7
   Title                     1.1          0.8
   Credit and Specialty      8.5          6.4
   Lloyd's                  31.1         20.4
                           -----        -----
                           $93.2        $64.5


Net premiums written increased by 38.4% to $77.9 million for the three months ended March 31, 1998 from $56.3 million for the same period in 1997. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the three months ended March 31, 1998 and March 31, 1997.


                           Net Premiums Written
                            Three Months Ended
                                 March 31,
                            1998         1997
                           -----        -----
                         (dollars in millions)

   Municipal               $21.4        $15.6
   Non-Municipal             6.0          3.3
   Financial Lines           4.1          0.0
   Mortgage                 20.1         15.7
   Title                     1.1          0.8
   Credit and Specialty      8.4          6.4
   Lloyd's                  16.8         14.5
                           -----        -----
                           $77.9        $56.3


For the three months ended March 31, 1998, net premiums earned increased 72.8% to $52.7 million from $30.5 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned across all product lines of business. For the three months ended March 31, 1998, net refunded earned premium increased to $3.6 from $0.5 million for the comparable period in 1997. Excluding the effects of net refunded earned premium, net premiums earned increased 63.7% to $49.1 million for the three months ended March 31, 1998 from $30.0 million for the three months ended March 31, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the three months ended March 31, 1998 and 1997, ceded earned premium was $6.3 million and $3.8 million, respectively. The following table shows net premiums earned by line of business for the three months ended March 31, 1998 and March 31, 1997.

                            Net Premiums Earned
                            Three Months Ended
                                 March 31,
                            1998         1997
                           -----        -----
                         (dollars in millions)

   Municipal                $9.4         $7.1
   Non-Municipal             3.9          3.0
   Financial Lines           4.1          0.0
   Mortgage                 17.9         13.5
   Title                     1.2          0.7
   Credit and Specialty      7.2          4.5
   Lloyd's                   9.0          1.7
                           -----        -----
                           $52.7        $30.5


For the three months ended March 31, 1998, net investment income increased 16.7% to $16.1 million from $13.8 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended March 31, 1998 as well as approximately $0.5 million in positive amortization adjustments from the mortgage backed security portfolio. In addition, the Corporation recognized net realized gains of $1.2 million for the three months ended March 31, 1998 compared to $2.8 million for same period in 1997.

Loss and loss adjustment expenses increased to $15.7 million from $4.8 million for the three months ended March 31, 1998 and 1997, respectively. Losses recorded for the three months ended March 31, 1998 were primarily attributable to the expected loss recognition associated with the Lloyd's line of business and the addition of the financial line of business, as well as normal loss development in the mortgage guaranty reinsurance and credit reinsurance lines of business. Ceded losses for the three months ended March 31, 1998 and 1997 were $1.2 million and $0.9 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 81.7% to $43.6 million for the year ended March 31, 1998 from $24.0 million for the same period of 1997. This increase was primarily attributable to commissions associated with the increased level of premiums written and normal loss development from the mortgage, credit and financial lines of business. In addition, the increase in expenses was attributable to an increase in overhead to support growth in the Company's lines of businesses as well as operating and loss expenses associated with the consolidation, for accounting purposes, of the Company's Lloyd's operations with the Company's reinsurance operations. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 76.1% for the three months ended March 31, 1998 from 64.2% for the comparable 1997 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business.

For the three months ended March 31, 1998, the total federal tax provision increased to $7.4 million from $6.7 million for the same period in 1997. In addition, the effective tax rate decreased to 27.1% for the three months ended March 31, 1998 from 28.2% for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1997, or approximately $34.6 million. For the three months ended March 31, 1998, Capital Reinsurance paid $2.0 million in dividends to the Corporation.

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

Capital Mortgage is subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage in an amount which, together with all dividends declared or distributed by Capital Mortgage, during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage, will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law, and are subject to the same restrictions as those for Capital Credit described in the preceding paragraph. To date, Capital Mortgage and KRE have not declared nor paid any dividends. The maximum dividend payable by Capital Mortgage during 1998 is $0 since its earned surplus was ($0.4) million as of December 31, 1997.

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

In June 1997, Capital Reinsurance invested approximately $10.9 million in CGA Group, Ltd. ("CGA"). CGA was formed to provide financial guaranty insurance of structured securities, including commercial real estate and asset backed transactions. Capital Reinsurance also has a commitment to invest an additional $7.5 million in CGA to the extent that such investment would be necessary in order for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd, to maintain a triple-A rating from Duff & Phelps. Also, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George"). Through its operating subsidiary, St. George Investments Ltd., St. George will purchase securities to be held to maturity, selectively resold, or repackaged with CGA insurance and then resold.

In December 1997, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.08 per share, or $0.32 annually. For the three months ended March 31, 1998, common dividends were declared and paid in the amount of $1.3 million or $0.08 per share.

Cash flows from operations for the three months ended March 31, 1998 and 1997, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $43.6 million and $31.7 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At March 31, 1998, cash and investments approximated $1.07 billion, an increase of $40.0 million, or 3.9%, from $1.03 billion at December 31, 1997. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of March 31, 1998, the entire investment portfolio was invested in highly rated fixed income securities.

At March 31, 1998, approximately $153.3 million, or 14.6%, of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $134.7 million, or 87.9%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of March 31, 1998, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held.
The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of March 31, 1998, $3.6 million, or approximately 2.4%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs (''PACs''). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $149.7 million, or 97.6%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At March 31, 1998, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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




                                CAPITAL RE CORPORATION



DATE: MAY 11, 1998              BY:  /S/ DAVID A. BUZEN
                                     ------------------
                                     DAVID A. BUZEN
                                     EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER


DATE: MAY 11, 1998              BY: /S/ ALAN S. ROSEMAN
                                    -------------------
                                    ALAN S. ROSEMAN
                                    SENIOR VICE PRESIDENT,
                                    GENERAL COUNSEL AND SECRETARY