Form 10-Q
period 1998-06-30
CAPITAL RE CORP
filed 1998-08-13
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-Q
                             ----------------------

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____TO____

             ------------------------------------------------------
                             CAPITAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

          DELAWARE              001-10995                  52-1567009
    (STATE OR OTHER      COMMISSION FILE NUMBER)         (IRS EMPLOYER
    JURISDICTION OF                                    IDENTIFICATION NUMBER)
    INCORPORATION OR
     ORGANIZATION)

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

AS OF AUGUST 10, 1998 THERE WERE 31,914,119 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.


                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                   PAGE

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED) CAPITAL RE CORPORATION
                 AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS -JUNE 30, 1998 (UNAUDITED) AND                 3
                 DECEMBER 31, 1997 (UNAUDITED)

               CONSOLIDATED   STATEMENTS  OF  INCOME  -  THREE  AND  SIX  MONTHS
                 ENDED JUNE 30, 1998 (UNAUDITED) AND JUNE 30, 1997                        4

               CONSOLIDATED  STATEMENTS OF COMPREHENSIVE  INCOME - THREE AND SIX
                 MONTHS ENDED  JUNE  30,  1998(UNAUDITED) AND JUNE 30, 1997
                (UNAUDITED)                                                               5

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SIX MONTHS
                 ENDED JUNE 30, 1998 (UNAUDITED)                                          6

               CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
               JUNE 30, 1998 (UNAUDITED) AND JUNE 30, 1997 (UNAUDITED)                    7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     8-9

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                    10-19

PART II        OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        20

ITEM 5         OTHER INFORMATION                                                          21

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                           21-23

SIGNATURES                                                                                24


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands except per share amounts)

                                                                                     June 30,          December 31,
                                                                                         1998                  1997
                                                                                --------------       ---------------
ASSETS
Fixed maturity securities available for sale, at market
   (amortized cost: $972,136 in 1998 and $887,605 in 1997)                         $1,016,698              $932,823
Short-term investments, at cost, which approximates market                             70,264                78,268
                                                                                --------------       ---------------
Total Investments                                                                   1,086,962             1,011,091

Cash                                                                                   15,414                18,878
Accrued investment income                                                              15,938                13,761
Deferred acquisition costs                                                            152,482               135,332
Prepaid reinsurance premiums                                                           71,724                64,953
Reinsurance recoverable on ceded losses                                                16,350                 7,245
Funds held under reinsurance agreements                                                 4,434                 3,926
Premiums receivable, net                                                               43,149                25,414
Amounts receivable on ceded annuity reserves                                           57,421                58,635
Investment in affiliates                                                               22,003                21,858
Goodwill                                                                                9,846                12,677
Other assets                                                                           10,729                12,032
                                                                                --------------       ---------------
   Total Assets                                                                    $1,506,452            $1,385,802
                                                                                ==============       ===============

LIABILITIES
Deferred premium revenue                                                             $456,790              $402,145
Reserve for losses and loss adjustment expenses                                        53,911                37,900
Annuity benefit reserves                                                               57,421                58,635
Accident and health reserves                                                           16,094                16,367
Profit commission liability                                                            40,466                30,457
Deferred federal income taxes payable                                                  76,670                72,879
Bank note payable                                                                      25,000                25,000
Long-term debt                                                                         74,838                74,819
Other liabilities                                                                      23,776                23,657
                                                                                --------------       ---------------
   Total Liabilities                                                                 $824,966              $741,859
                                                                                --------------       ---------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF CAPITAL RE LLC                                               75,000                75,000

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value per share;  25,000,000  shares authorized; no shares issued and outstanding
   in 1998 and 1997                                                                       ---                   ---
Common stock - $.01 par value per share; 75,000,000 shares
   authorized, 31,866,622 and 31,826,874 shares issued and
   outstanding in 1998 and 1997, respectively                                             323                   322
Additional paid-in capital                                                            225,505               224,999
Retained earnings                                                                     356,686               319,253
Treasury stock; 428,000 and 428,000 shares in 1998 and 1997,  respectively             (4,891)               (4,891)
Other Comprehensive Income
       Net unrealized gain on fixed maturities securities
            available for sale, net of tax                                             28,972                29,392
       Foreign exchange translation                                                      (109)                 (132)
                                                                                --------------       ---------------
Accumulated Other Comprehensive Income                                                 28,863                29,260
                                                                                --------------       ---------------
Total Stockholders' Equity                                                            606,486               568,943
                                                                                --------------       ---------------
Total Liabilities, Preferred Securities of Capital Re LLC and
   Stockholders' Equity                                                            $1,506,452            $1,385,802
                                                                                --------------       ---------------



                    CAPITAL RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)

                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                              June 30,
                                                                      (Unaudited)                           (Unaudited)
                                                             -------------------------------     --------------------------------
                                                                       1998            1997                 1998            1997
                                                             -------------------------------     --------------------------------

REVENUES:

Gross premiums written                                              $80,286         $60,431             $173,531        $124,956
Ceded premiums                                                        5,471           1,460               20,833           9,716
                                                             -------------------------------     --------------------------------
       Net premiums written                                          74,815          58,971              152,698         115,240
      (Increase)/decrease in deferred premium revenue               (22,589)        (27,097)             (47,729)        (52,817)
                                                             -------------------------------     --------------------------------
    Net premiums earned                                              52,226          31,874              104,969          62,423
Net investment income                                                16,303          13,991               32,433          27,805
Net realized gain/(loss)                                              1,281            (192)               2,461           2,593
Fee income                                                              555             874                1,039           1,319
Other income                                                             25             107                  189             133
Equity income in affiliate                                              101             237                  133             470
                                                             -------------------------------     --------------------------------
     Total Revenues                                                  70,491          46,891              141,224          94,743
                                                             -------------------------------     --------------------------------



EXPENSES:

Loss and loss adjustment expenses                                     9,560           5,031               25,218           9,848
Acquisition costs                                                    21,713          16,069               48,827          33,394
Increase in deferred acquisition costs                               (7,274)         (5,397)             (17,071)        (12,482)
Profit commission expense                                             7,716           1,971               10,588           3,967
Other operating expenses                                              6,672           2,870               11,273           5,916
Amortization of goodwill                                                167             167                  334             334
Interest expense                                                      1,851           1,844                3,730           3,722
Foreign exchange (gain)/loss                                            425            (151)                  85             242
Minority interest in Capital Re LLC                                   1,434           1,434                2,869           2,869
                                                             -------------------------------     --------------------------------
       Total Expenses                                                42,264          23,838               85,853          47,810
                                                             -------------------------------     --------------------------------

        Income before provision for federal income taxes             28,227          23,053               55,371          46,933

Provision for federal income taxes
     Current                                                          7,414           5,034               11,303           8,864
     Deferred                                                           626           1,913                4,087           4,825
                                                             -------------------------------     --------------------------------
Total provision for federal income taxes                              8,040           6,947               15,390          13,689
                                                             -------------------------------     --------------------------------

Net Income                                                          $20,187         $16,106              $39,981         $33,244
                                                             ===============================     --------------------------------

Earnings per common share                                             $0.63           $0.51                $1.26           $1.05
                                                             ===============================     ================================

Diluted Earnings per common share                                     $0.61           $0.50                $1.21           $1.03
                                                             ===============================     ================================

Cash dividends per common share                                       $0.04           $0.04                $0.08           $0.07
                                                             ===============================     ================================
Weighted average number of common
     shares outstanding                                              31,865          31,723               31,849          31,723
                                                             ===============================     ================================
Diluted Weighted average number of common
     shares outstanding                                              33,025          32,388               32,951          32,419
                                                             ===============================     ================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                  June 30,
                                                              (unaudited)                               (unaudited)
                                                     -------------------------------       --------------------------------
                                                               1998            1997                   1998            1997
                                                     -------------------------------       --------------------------------

Net Income                                                  $20,187         $16,106                $39,981         $33,244

Other Comprehensive Income, net of tax:
    Change in net unrealized gain on
    fixed maturities securities available for sale            2,171          11,636                   (420)         (1,363)
    Change in foreign exchange translation                     (161)            142                     23            (327)
                                                              -----          ------                  -----         -------
Other Comprehensive Income                                    2,010          11,778                   (397)         (1,690)
                                                              -----          ------                  -----         -------
Comprehensive Income                                        $22,197         $27,884                $39,584         $31,554
                                                            =======         =======                =======         =======



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   (Dollars in thousands except share amounts)

                                                                                           ADDITIONAL
                                                                            COMMON          PAID-IN          RETAINED
                                                                             STOCK          CAPITAL          EARNINGS
                                                                        -----------------------------------------------

Balance, January 1, 1998                                                     $322         $224,999         $319,253

 Net Income                                                                  --               --             39,981

Exercise of stock options, including tax benefit (39,748 shares)                1              506             --

Fixed maturities securities available for sale adjustments                   --               --               --

Foreign exchange translation                                                 --               --               --

 Dividend ($.08 per common share)                                            --               --             (2,548)
                                                                       --------------------------------------------------
Balance, June 30, 1998                                                       $323         $225,505         $356,686
                                                                       ==================================================


                                                                                                     NET UNREALIZED
                                                                                                        GAIN ON
                                                                                                    FIXED MATURITIES
                                                                                                       SECURITIES         TOTAL
                                                                       TREASURY       FOREIGN EXCH.   AVAILABLE FOR   STOCKHOLDERS'
                                                                        STOCK         TRANSLATION         SALE           EQUITY
                                                                ---------------------------------------------------------------

Balance, January 1, 1998                                                ($4,891)          ($132)        $29,392        $568,943

 Net Income                                                                --              --              --            39,981

Exercise of stock options, including tax benefit (39,748 shares)           --              --              --               507

Fixed maturities securities available for sale adjustments                 --              --              (420)           (420)

Foreign exchange translation                                               --                23            --                23

 Dividend ($.08 per common share)                                          --              --              --            (2,548)
                                                               ----------------------------------------------------------------
Balance, June 30, 1998                                                  ($4,891)          ($109)        $28,972        $606,486
                                                               =================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                       ---------------------------------------
                                                                   1998                1997
                                                       ---------------------------------------
OPERATING ACTIVITIES:

  Net income                                                    $39,981             $33,244
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization of bond discount on long-term debt                 19                  19
     Net amortization of security premiums                         (612)               (374)
     Provision for deferred federal income taxes                  4,028               4,825
     Acquisition costs deferred                                 (48,827)            (33,394)
     Amortization of deferred acquisition costs                  31,730              20,905
     Equity Income in affiliates                                   (145)               (470)
     Change in accrued investment income                         (2,172)               (297)
     Change in premiums receivable, net                         (27,283)            (33,779)
     Change in deferred premium revenue, net                     47,775              52,839
     Change in outstanding loss reserves, net                     6,871               1,578
     Net realized (gain) on investments                          (2,461)             (2,593)
     Change in ceded balances payable                             9,654               6,901
     Other                                                       10,847               3,880
                                                              ---------           ---------
   Net Cash Provided by Operating Activities                     69,405              53,284


INVESTING ACTIVITIES:

   Securities available-for-sale:
     Purchases - fixed maturities                              (398,667)           (589,254)
     Sales-fixed maturities                                     316,811             579,785
  Maturities (purchases) of short-term
   investments, net                                               8,404             (76,468)
   investments in Affiliates                                          0             (11,000)
  Other investing activities                                      2,624              37,565
                                                              ---------           ---------
   Net Cash Used in Investing Activities                        (70,828)            (59,372)

FINANCING ACTIVITIES:

  Net proceeds from exercise of stock options                       507                 856
  Purchase of treasury stock at cost                                  0              (1,021)
  Dividends paid                                                 (2,548)             (2,222)
                                                              ---------           ---------
   Net Cash Used by Financing Activities                         (2,041)             (2,387)
   Effect of exchange rate changes on cash                            0                   0
                                                              ---------           ---------
(Decrease) Increase in Cash                                      (3,464)             (8,475)
Cash at Beginning of Period                                      18,878              15,285
                                                              ---------           ---------
     Cash at End of Period                                      $15,414              $6,810
                                                              =========           =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1997 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months and six months ended June 30, 1998 and 1997, total comprehensive income amounted to $22.2 million and $39.6 million, and $27.9 million and $31.6 million, respectively.

2.   REINSURANCE

Ceded earned premium for the three and six months ended June 30, 1998 and 1997 were $7.9 million and $14.2 million, and $4.5 million and $8.3 million, respectively. Ceded losses for the same periods were $10.4 million and $11.6 million $0.9 million and $1.8 million, respectively.

3.   INCOME TAXES

The effective tax rate for the six months ended June 30, 1998 and 1997 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the six months ended June 30, 1998 and 1997 were $9.1 million and $7.7 million, respectively.

4.   OTHER

Interest paid for the six months ended June 30, 1998 and 1997 was $3.7 million.

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

In November 1996, the Corporation acquired, through a United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages five syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In November 1997, RGB Holdings, Ltd. acquired 100% of C.I. de Rougemont Group Limited, the ultimate holding company for C.I. de Rougemont & Co. Ltd. ("CIDR"), another Lloyd's managing agency. CIDR manages two syndicates, one marine and the other non-marine. Effective January 1, 1998, the CIDR non-marine syndicate was merged with the non-marine syndicate of RGB. In connection with its acquisition of RGB, the Corporation established a corporate name at Lloyd's, CRC Capital Ltd. ("CRC"), to provide underwriting capacity to the managed syndicates commencing with the 1997 year of account. CRC currently participates in a marine, a non-marine and two life syndicates. At June 30, 1998, the results of RGB, CIDR and CRC are consolidated in the Corporation's financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Net income for the three months ended June 30, 1998 increased 25.5% to $20.2 million from $16.1 million for the same period of 1997. The Company adopted Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. On a per share basis, basic and diluted net income increased to $0.63 and $0.61, respectively, for the three months ended June 30, 1998 from $0.51 and $0.50, respectively, for the same period of 1997, or 23.5% and 22.0%, respectively. In addition, net operating income (net income excluding realized gains and losses and foreign exchange gains and losses) increased 21.7% to $19.6 million for the three months ended June 30, 1998 from $16.1 million for the same period in 1997. On a per share basis, basic and diluted net operating income increased to $0.62 and $0.59, respectively, for the three months ended June 30, 1998 from $0.51 and $0.50, respectively, for the same period of 1997, or 21.6% and 18.0%, respectively. Growth in net premiums earned to $52.2 million from $31.9 million, or 63.6%, and growth in net investment income to $16.3 million from $14.0 million, or 16.4%, were the principal causes of the increase in net income.

Gross premiums written increased 32.9% to $80.3 million for the three months ended June 30, 1998 from $60.4 million for the same period of 1997. Growth in gross premiums written was experienced across all lines of business except for the mortgage guaranty reinsurance line. Mortgage guaranty reinsurance premium declined to $21.0 million for the three months ended June 30, 1998 from $24.6 million for the same period of 1997. This decline reflects the Corporation's shift away from producing quota share business and toward producing structured excess of loss business. In 1997, the Company added a financial reinsurance line of business. This line consists of structured financial transactions involving the reinsurance of annuity and accident and health reserves. The following table shows gross premiums written by line of business for the three months ended June 30, 1998 and June 30, 1997.

                         Gross Premiums Written
                           Three Months Ended
                               June 30,
                            1998      1997
                            ----      ----
                         (dollars in millions)

Municipal                  $16.5     $11.7
Non-Municipal                6.2       3.9
Financial Lines              1.4       0.0
Mortgage                    21.0      24.6
Title                        0.9       0.7
Credit and Specialty         9.8       4.7
Lloyd's                     24.5      14.8
                           -----     -----
                           $80.3     $60.4

Net premiums written increased by 26.8% to $74.8 million for the three months ended June 30, 1998 from $59.0 million for the same period in 1997. The following table shows net premiums written by line of business for the three months ended June 30, 1998 and June 30, 1997.


                         Net Premiums Written
                         Three Months Ended
                               June 30,
                            1998      1997
                            ----      ----
                         (dollars in millions)

Municipal                  $16.1     $11.5
Non-Municipal                6.2       3.8
Financial Lines              1.4       0.0
Mortgage                    21.0      24.5
Title                        0.9       0.7
Credit and Specialty         9.8       4.7
Lloyd's                     19.4      13.8
                           -----     -----
                           $74.8     $59.0

For the three months ended June 30, 1998, net premiums earned increased 63.6% to $52.2 million from $31.9 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned across all product lines of business. For the three months ended June 30, 1998, net refunded earned premium increased to $4.3 from $1.9 million for the comparable period in 1997. Excluding the effects of net refunded municipal earned premium, net premiums earned increased 59.7% to $47.9 million for the three months ended June 30, 1998 from $30.0 million for the three months ended June 30, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the three months ended June 30, 1998 and 1997, ceded earned premium was $7.9 million and $4.5 million, respectively. The following table shows net premiums earned by line of business for the three months ended June 30, 1998 and June 30, 1997.

                          Net Premiums Earned
                          Three Months Ended
                                June 30,
                            1998      1997
                            ----      ----
                         (dollars in millions)

Municipal                   $9.8      $7.2
Non-Municipal                4.9       2.3
Financial Lines              1.4       0.0
Mortgage                    14.7      13.8
Title                        1.0       0.7
Credit and Specialty         7.4       3.9
Lloyd's                     13.0       4.0
                           -----     -----
                           $52.2     $31.9

For the three months ended June 30, 1998, net investment income increased 16.4% to $16.3 million from $14.0 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1998. In addition, the Corporation recognized net realized gains of $1.3 million for the three months ended June 30, 1998 compared to $0.2 million of net realized losses for same period in 1997.

Loss and loss adjustment expenses increased to $9.6 million from $5.0 million for the three months ended June 30, 1998 and 1997, respectively. Losses recorded for the three months ended June 30, 1998 were primarily attributable to the loss recognition associated with the Lloyd's line of business and the addition of the financial line of business, as well as normal loss development in the credit reinsurance line of business. Ceded losses for the three months ended June 30, 1998 and 1997 were $10.4 million and $0.9 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 77.7% to $42.3 million for the three months ended June 30, 1998 from $23.8 million for the same period of 1997. This increase was primarily attributable to the amortization of acquisition expenses associated with the increased level of premiums earned across all lines of business and normal loss development from the credit and financial lines of business. In addition, the increase in expenses was attributable to an increase in overhead to support growth in the Company's lines of businesses as well as operating and loss expenses associated with the consolidation, for accounting purposes, of the Company's Lloyd's operations with the Company's reinsurance operations. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 72.9% for the three months ended June 30, 1998 from 63.9% for the comparable 1997 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business.

For the three months ended June 30, 1998, the total federal tax provision increased to $8.0 million from $6.9 million for the same period in 1997. In addition, the effective tax rate decreased to 28.5% for the three months ended June 30, 1998 from 30.1% for the same period of 1997.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Net income for the six months ended June 30, 1998 increased 20.5% to $40.0 million from $33.2 million for the same period of 1997. The Company adopted Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. On a per share basis, basic and diluted net income increased to $1.26 and $1.21, respectively, for the six months ended June 30, 1998 from $1.05 and $1.03, respectively, for the same period of 1997, or 20.0% and 17.5%, respectively. In addition, net operating income (net income excluding realized gains and losses and foreign exchange gains and losses) increased 21.1% to $38.4 million for the six months ended June 30, 1998 from $31.7 million for the same period in 1997. On a per share basis, basic and diluted net operating income increased to $1.21 and $1.17, respectively, for the six months ended June 30, 1998 from $1.00 and $0.98, respectively, for the same period of 1997, or 21.0% and 19.4%, respectively. Growth in net premiums earned to $105.0 million from $62.4 million, or 68.3%, and growth in net investment income to $32.4 million from $27.8 million, or 16.5%, were the principal causes of the increase in net income.

Gross premiums written increased 38.8% to $173.5 million for the six months ended June 30, 1998 from $125.0 million for the same period of 1997. Gross premiums written increased across all product lines. In addition, in 1997 the Company added a financial reinsurance line of business. This line includes structured financial transactions involving the reinsurance of annuity and accident and health reserves. The following table shows gross premiums written by line of business for the six months ended June 30, 1998 and June 30, 1997.

                           Gross Premiums Written
                             Six Months Ended
                                 June 30,
                             1998       1997
                             ----       ----
                          (dollars in millions)

Municipal                   $38.7      $29.6
Non-Municipal                12.2        7.2
Financial Lines               5.5        0.0
Mortgage                     41.2       40.4
Title                         2.0        1.5
Credit and Specialty         18.3       11.0
Lloyd's                      55.6       35.3
                           ------     ------
                           $173.5     $125.0

Net premiums written increased by 32.6% to $152.7 million for the six months ended June 30, 1998 from $115.2 million for the same period in 1997. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the six months ended June 30, 1998 and June 30, 1997.

                            Net Premiums Written
                              Six Months Ended
                                 June 30,
                             1998       1997
                             ----       ----
                           (dollars in millions)

Municipal                   $37.4      $27.1
Non-Municipal                12.2        7.2
Financial Lines               5.5        0.0
Mortgage                     41.2       40.2
Title                         2.0        1.5
Credit and Specialty         18.2       11.0
Lloyd's                      36.2       28.2
                           ------     ------
                           $152.7     $115.2

For the six months ended June 30, 1998, net premiums earned increased 68.3% to $105.0 million from $62.4 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned across all product lines of business. For the six months ended June 30, 1998, net refunded earned premium increased to $7.9 from $2.4 million for the comparable period in 1997. Excluding the effects of net municipal refunded earned premium, net premiums earned increased 61.8% to $97.1 million for the six months ended June 30, 1998 from $60.0 million for the six months ended June 30, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the six months ended June 30, 1998 and 1997, ceded earned premium was $14.2 million and $8.3 million, respectively. The following table shows net premiums earned by line of business for the six months ended June 30, 1998 and June 30, 1997.

                           Net Premiums Earned
                            Six Months Ended
                                 June 30,
                             1998      1997
                             ----       ----
                         (dollars in millions)

Municipal                   $19.2     $14.3
Non-Municipal                 8.8       5.3
Financial Lines               5.5       0.0
Mortgage                     32.7      27.4
Title                         2.2       1.4
Credit and Specialty         14.6       8.3
Lloyd's                      22.0       5.7
                           ------     -----
                           $105.0     $62.4

For the six months ended June 30, 1998, net investment income increased 16.5% to $32.4 million from $27.8 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1998. In addition, the Corporation recognized net realized gains of $2.5 million for the six months ended June 30, 1998 compared to $2.6 million for same period in 1997.

Loss and loss adjustment expenses increased to $25.2 million from $9.8 million for the six months ended June 30, 1998 and 1997, respectively. Losses recorded for the six months ended June 30, 1998 were primarily attributable to the loss recognition associated with the Lloyd's line of business and the addition of the financial line of business, as well as normal loss development in the credit reinsurance line of business. Ceded losses for the six months ended June 30, 1998 and 1997 were $11.6 million and $1.8 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 79.7% to $85.9 million for the six months ended June 30, 1998 from $47.8 million for the same period of 1997. This increase was primarily attributable to the amortization of acquisition expenses associated with the increased level of premiums earned across all lines of business and normal loss development from the credit and financial lines of business. In addition, the increase in expenses was attributable to an increase in overhead to support growth in the Company's lines of businesses as well as operating and loss expenses associated with the consolidation, for accounting purposes, of the Company's Lloyd's operations with the Company's reinsurance operations. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 74.5% for the six months ended June 30, 1998 from 64.0% for the comparable 1997 period. This increase is an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business.

For the six months ended June 30, 1998, the total federal tax provision increased to $15.4 million from $13.7 million for the same period in 1997. In addition, the effective tax rate decreased to 27.8% for the six months ended June 30, 1998 from 29.2% for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1997, or approximately $34.6 million. For the six months ended June 30, 1998, Capital Reinsurance paid $5.0 million in dividends to the Corporation.

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

Capital Mortgage is subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage in an amount which, together with all dividends declared or distributed by Capital Mortgage during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law and are subject to the same restrictions as those for Capital Credit described in the preceding paragraph. To date, Capital Mortgage and KRE have not declared nor paid any dividends. The maximum dividend payable by Capital Mortgage during 1998 is $0 since its earned surplus was ($0.4) million as of December 31, 1997.

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

In December 1997, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.04 per share, or $0.16 annually. For the six months ended June 30, 1998, common dividends were declared and paid in the amount of $2.6 million or $0.08 per share.

Cash flows from operations for the six months ended June 30, 1998 and 1997, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $69.4 million and $53.3 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The
Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At June 30, 1998, cash and investments approximated $1.10 billion, an increase of $70.0 million, or 6.8%, from $1.03 billion at December 31, 1997. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of June 30, 1998, the entire investment portfolio was invested in highly rated fixed income securities.

At June 30, 1998, approximately $185.0 million, or 16.8%, of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $160.6 million, or 86.8%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of June 30, 1998, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of June 30, 1998, $3.7 million, or approximately 2.0%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $181.3 million, or 98.0%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At June 30, 1998, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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

PART II -  OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Corporation's shareholders held on May 20, 1998, the nine nominees listed below were elected as directors of the Corporation to hold office until the 1999 annual meeting and until their successors shall have been elected and qualified. The number of votes cast for, against or withheld and the number of abstentions with respect to each such matters is set forth below, as are the number of broker non-votes, where applicable.

Name                         Votes For       Votes Withheld
----                         ---------       --------------
Michael E. Satz              14,274,046         3,043
Harrison W. Conrad, Jr.      14,274,046         3,043
Richard L. Huber             14,274,046         3,043
Steven D. Kesler             14,273,826         3,263
Philip H. Robinson           14,273,846         3,243
Edwin L. Russell             14,273,826         3,263
Dan R. Skowronski            14,273,826         3,263
Barbara D. Stewart           14,274,046         3,043
Jeffrey F. Stuermer          14,274,046         3,043


ITEM 5     OTHER INFORMATION

Information Regarding Shareholder Proposals at the 1999 Annual Meeting

In order to present a proposal at the 1999 Annual Meeting of Stockholders, a Capital Re Stockholder must provide written notice of the proposal to the Company no later than March 6, 1999. The Company intends to use discretionary voting authority with respect to any matter that brought before the 1999 annual meeting of stockholders of which the Company has not received written notice by March 6, 1999.

Capital Re Corporation
1325 Avenue of the Americas
New York, NY 10019
Attn.:  Alan S. Roseman
        Senior Vice President,
        General Counsel and Secretary


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

           EXHIBIT
           NUMBER   DESCRIPTION
           ------   -----------

             11     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

           (B) REPORTS ON FORM 8-K: NONE

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                                    PAGE

11         STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)      23


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
           EXHIBIT 11 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)
                 (Dollars in thousands except per share amounts)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,

                                                                     -------------------------      -------------------------
                                                                         1998            1997            1998           1997
                                                                     -------------------------      -------------------------
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)

Net Income                                                             20,187          16,106          39,981          33,244

Basic weighted average shares outstanding during the period            31,865          31,723          31,849          31,723
Potentially dilutive employee stock options                             1,160             665           1,102             696
                                                                       ------          ------          ------          ------
Diluted weighted average shares outstanding during the period          33,025          32,388          32,951          32,419
                                                                       ======          ======          ======          ======

Basic earnings per common share                                         $0.63           $0.51           $1.26           $1.05
                                                                       ======          ======          ======          ======
Diluted earnings per common share                                       $0.61           $0.50           $1.21           $1.03
                                                                       ======          ======          ======          ======

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                   CAPITAL RE CORPORATION

DATE: AUGUST 10, 1998              BY:  /S/ DAVID A. BUZEN
                                          ------------------
                                          DAVID A. BUZEN
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER



DATE: AUGUST 10, 1998              BY: /S/ ALAN S. ROSEMAN
                                          -------------------
                                          ALAN S. ROSEMAN
                                          SENIOR VICE PRESIDENT,
                                          GENERAL COUNSEL AND SECRETARY