Form 10-Q
period 1998-09-30
CAPITAL RE CORP
filed 1998-11-17
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____TO____

             ------------------------------------------------------
                             CAPITAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

            DELAWARE                  1-10995               52-1567009
       (STATE OR OTHER       (COMMISSION FILE NUMBER)    (IRS EMPLOYER
        JURISDICTION                                     IDENTIFICATION NUMBER)
      OF INCORPORATION OR
        ORGANIZATION)

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

AS OF NOVEMBER 11, 1998 THERE WERE 31,866,622 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT



                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                      PAGE

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED) CAPITAL RE CORPORATION
                 AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS -SEPTEMBER 30, 1998 (UNAUDITED) AND
                 DECEMBER 31, 1997                                                          3

              CONSOLIDATED  STATEMENTS  OF  INCOME  -  THREE  AND  NINE  MONTHS             4
                 ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997
                 (UNAUDITED)

               CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME - THREE AND NINE            5
                 MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) AND
                 SEPTEMBER 30, 1997 (UNAUDITED)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - NINE MONTHS
                 ENDED SEPTEMBER 30, 1998 (UNAUDITED)                                       6

               CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
               SEPTEMBER 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997 (UNAUDITED)            7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     8-9

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                  10-26

PART II        OTHER INFORMATION

ITEM 3         EXHIBITS AND REPORTS ON FORM 8-K                                         27-29


SIGNATURES                                                                                 30



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands except per share amounts)

                                                                               September 30,             December 31,
                                                                                        1998                     1997

                                                                              ---------------         ----------------
Assets

Fixed maturity securities available for sale, at market
   (amortized cost: $1,002,120 in 1998 and $887,605 in 1997)                      $1,064,114                 $932,423
Short-term investments, at cost, which approximates market                            68,222                   75,500
                                                                             ---------------         ----------------
Total Investments                                                                  1,132,336                1,007,923

Cash                                                                                   9,324                   14,103
Accrued investment income                                                             14,498                   13,761
Deferred acquisition costs                                                           136,111                  127,637
Prepaid reinsurance premiums                                                          51,823                   59,942
Reinsurance recoverable on ceded losses                                                7,305                    5,527
Funds held under reinsurance agreements                                                4,532                    3,926
Premiums receivable, net                                                              16,851                    8,024
Amounts receivable on ceded annuity reserves                                          55,857                   58,635
Investment in affiliates                                                              22,202                   21,858
Net assets of discontinued operations                                                 15,369                   16,769
Other assets                                                                           7,413                    7,368
                                                                              ---------------         ----------------
   Total Assets                                                                   $1,473,621               $1,345,473
                                                                              ===============         ================

Liabilities
Deferred premium revenue                                                            $393,742                 $373,996
Reserve for losses and loss adjustment expenses                                       43,679                   27,986
Annuity benefit reserves                                                              55,857                   58,635
Accident and health reserves                                                          16,809                   16,367
Profit commission liability                                                           49,422                   35,670
Deferred federal income taxes payable                                                 87,682                   72,879
Bank note payable                                                                     25,000                   25,000
Long-term debt                                                                        74,847                   74,819
Other liabilities                                                                     19,518                   16,178
                                                                              ---------------         ----------------
   Total Liabilities                                                                $766,556                 $701,530
                                                                              ---------------         ----------------

Company Obligated Mandatorily Redeemable

  Preferred Securities of Capital Re LLC                                              75,000                   75,000

Stockholders' Equity

Preferred stock - $.01 par value per share; 25,000,000 shares authorized; no shares issued and outstanding

   in 1998 and 1997                                                                      ---                      ---
Common stock - $.01 par value per share; 75,000,000 shares
   authorized, 31,929,119 and 31,826,874 shares issued and

   outstanding in 1998 and 1997, respectively                                            324                      322
Additional paid-in capital                                                           226,689                  224,999
Retained earnings                                                                    369,877                  319,253
Treasury stock; 428,000 and 428,000 shares in 1998 and 1997,  respectively            (4,891)                  (4,891)
Other Comprehensive Income

       Net unrealized gain on fixed maturities securities

            available for sale, net of tax                                            39,934                   29,392
       Foreign exchange translation                                                      132                     (132)
                                                                              ---------------         ----------------
Accumulated Other Comprehensive Income                                                40,066                   29,260
                                                                              ---------------         ----------------
Total Stockholders' Equity                                                           632,065                  568,943
                                                                              ---------------         ----------------
Total Liabilities, Preferred Securities of Capital Re LLC and
   Stockholders' Equity                                                           $1,473,621               $1,345,473
                                                                              ---------------         ----------------


See Accompanying Notes to Unaudited Consolidated Financial Statements



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)

                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September 30,

                                                                      (Unaudited)                          (Unaudited)

                                                              ---------------------------         ---------------------------
                                                                     1998           1997                1998            1997
                                                              ---------------------------         ---------------------------

Revenues:
Gross premiums written                                            $41,435        $42,843            $159,367        $132,539
Ceded premiums                                                        810          2,808               2,330           5,549
                                                              ---------------------------         ---------------------------
       Net premiums written                                        40,625         40,035             157,037         126,990
       Decrease/(increase) in deferred premium revenue              5,590         (8,522)            (27,866)        (38,749)
                                                              ---------------------------         ---------------------------
    Net premiums earned                                            46,215         31,513             129,171          88,241
Net investment income                                              16,413         13,931              48,465          41,696
Net realized gain/(loss)                                            1,848          2,949               4,309           5,543
Fee income                                                            100             73                 717             478
Other income                                                           23             25                 210             158
Equity income in affiliate                                            199            302                 332             772
                                                              ---------------------------         ---------------------------
     Total Revenues                                                64,798         48,793             183,204         136,888
                                                             ---------------------------         ---------------------------
Expenses:
Loss and loss adjustment expenses                                  21,085          4,770              33,677          10,964
Acquisition costs                                                  12,893         13,194              47,511          38,584
(Increase)/decrease in deferred acquisition costs                     774         (2,403)             (8,474)         (8,487)
Profit commission expense                                           3,844          1,295              14,432           5,262
Other operating expenses                                            4,496          3,246              12,352           8,219
Interest expense                                                    1,852          1,819               5,582           5,541
Foreign exchange (gain)/loss                                         (163)           285                (127)            556
Minority interest in Capital Re LLC                                 1,434          1,434               4,303           4,303
                                                              ---------------------------         ---------------------------
       Total Expenses                                              46,215         23,640             109,256          64,942
                                                              ---------------------------         ---------------------------

        Income before provision for federal income taxes           18,583         25,153              73,948          71,946

Provision for federal income taxes
     Current                                                         (721)         3,846              10,600          12,644
     Deferred                                                       4,969          2,844               9,056           7,669
                                                              ---------------------------         ---------------------------
Total provision for federal income taxes                            4,248          6,690              19,656          20,313
                                                              ---------------------------         ---------------------------

Net Income from continuing operations                             $14,335        $18,463             $54,292         $51,633

Income/(loss) from discontinued operations                            135           (207)                158            (132)

Net Income                                                        $14,470        $18,256             $54,450         $51,501
                                                              ===========================         ===========================

Net Income from Continuing Operations
   Per Common Share:
                           Basic                                    $0.45          $0.58               $1.70           $1.63
                         Diluted                                    $0.44          $0.57               $1.66           $1.59

Net Income Per Common Share:
                           Basic                                    $0.45          $0.57               $1.71           $1.62
                         Diluted                                    $0.44          $0.56               $1.66           $1.59

Weighted Average Number of Shares Outstanding
                           Basic                                   31,912         31,755              31,871          31,734
                         Diluted                                   32,732         32,587              32,730          32,460

Cash dividends per common share                                     $0.04          $0.04               $0.12           $0.11



See Accompanying Notes to Unaudited Consolidated Financial Statements



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                                (unaudited)                  (unaudited)

                                                                        --------------------------    --------------------------
                                                                              1998           1997          1998            1997
                                                                        --------------------------    --------------------------

Net Income                                                                 $14,470        $18,256       $54,450         $51,501

Other Comprehensive Income, net of tax:
    Change in net unrealized gain on fixed maturities securities
    available for sale                                                      10,962          7,224        10,542           5,861
    Change in foreign exchange translation                                     241           (408)          264            (735)
Other Comprehensive Income                                                  11,203          6,816        10,806           5,126
                                                                            ------          -----        ------           -----
Comprehensive Income                                                       $25,673        $25,072       $65,256         $56,627
                                                                           =======        =======       =======         =======


See Accompanying Notes to Unaudited Consolidated Financial Statements



                    CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   (Dollars in thousands except share amounts)

                                                                                          Additional
                                                                      Common               Paid-In               Retained
                                                                       Stock               Capital               Earnings
                                                                     ------------------------------------------------------
Balance, January 1, 1998 ........................................       $322               $224,999              $319,253

 Net Income .....................................................        --                      --                54,450

Exercise of stock options, including tax benefit (102,245 shares)          2                  1,690                  --

Fixed maturities securities available for sale adjustments ......        --                      --                  --

Foreign exchange translation ....................................        --                      --                  --

 Dividend ($.12 per common share) ...............................        --                      --                (3,826)
                                                                     -------------------------------------------------------

Balance, September 30, 1998 .....................................       $324                $226,689             $369,877
                                                                     =======================================================



                                                                                                  Net Unrealized
                                                                                                     Gain on
                                                                                                 Fixed Maturities
                                                                                                    Securities      Total
                                                                      Treasury     Foreign Exch.   Available for   Stockholders'
                                                                       Stock       Translation         Sale         Equity
                                                                    ------------------------------------------------------------
Balance, January 1, 1998 ........................................     ($4,891)          ($132)       $29,392       $ 568,943

 Net Income .....................................................        --              --             --            54,450

Exercise of stock options, including tax benefit (102,245 shares)        --              --             --             1,692

Fixed maturities securities available for sale adjustments ......        --              --           10,542          10,542

Foreign exchange translation ....................................        --               264           --               264

 Dividend ($.12 per common share) ...............................        --              --             --            (3,826)
                                                                    ------------------------------------------------------------

Balance, September 30, 1998 .....................................      ($4,891)          $ 132        $39,934       $ 632,065
                                                                    ============================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements


                                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                             (Dollars in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                             --------------------------------------
                                                                       1998                   1997
                                                             --------------------------------------
Operating Activities:

  Net income                                                        $54,450                $51,501
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization of bond discount on long-term debt                     28                     28
     Net amortization of security premiums                             (706)                   327
     Provision for deferred federal income taxes                      9,127                  7,669
     Acquisition costs deferred                                     (47,511)               (38,584)
     Amortization of deferred acquisition costs                      39,037                 30,097
     Equity Income in affiliates                                       (344)                  (772)
     Change in accrued investment income                               (737)                   (56)
     Change in premiums receivable, net                             (11,513)                (7,543)
     Change in deferred premium revenue, net                         27,866                 38,749
     Change in outstanding loss reserves, net                        16,916                    283
     Net realized (gain) on investments                              (4,309)                (5,543)
     Change in ceded balances payable                                 9,401                  3,016
     Other                                                            7,690                  5,372
     Discontinued Operations, Net                                     4,389                  3,015
                                                             ---------------       ----------------
   Net Cash Provided by Operating Activities                        103,783                 87,559


Investing Activities:

   Securities available-for-sale:
     Purchases - fixed maturities                                  (591,931)            (1,478,783)
     Sales-fixed maturities                                         482,031              1,444,280
  Maturities (purchases) of short-term
   investments, net                                                   2,537                (79,447)
   Investments in Affiliates                                              0                (11,000)
  Other investing activities                                           (436)                33,228
  Discontinued Operations, Net                                          959                    383
                                                             ---------------       ----------------
   Net Cash Used in Investing Activities                           (106,840)               (91,339)

Financing Activities:

  Net proceeds from exercise of stock options                         1,692                  1,045
  Purchase of treasury stock at cost                                      0                 (1,021)
  Dividends paid                                                     (3,826)                (3,333)
  Discontinued Operations, Net                                          411                    (78)
                                                             ---------------       ----------------
   Net Cash Used by Financing Activities                             (1,723)                (3,387)
Decrease in Cash                                                     (4,779)                (7,167)
Cash at Beginning of Period                                          14,103                 13,306
                                                             ---------------       ----------------
     Cash at End of Period                                           $9,324                 $6,139
                                                             ===============       ================


See Accompanying Notes to Unaudited Consolidated Financial Statements.


                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1997 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months and nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $25.7 million and $65.3 million, and $25.1 million and $56.6 million, respectively.

On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. Additionally, beginning in the third quarter of 1998, the Company's investment in Lloyd's which was previously consolidated, is reflected as a discontinued operation based on the Company's intention to pursue its divestiture. All prior period results have been restated for comparative purposes.

2.   REINSURANCE

Ceded earned premium for the three and nine months ended September 30, 1998 and 1997 were $3.0 million and $10.4 million, and $6.5 million and $14.1 million, respectively. Ceded losses for the same periods were ($1.5) million and $1.3 million, and $1.0 million and $2.8 million, respectively.

3.   INCOME TAXES

The effective tax rate for the nine months ended September 30, 1998 and 1997 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. Income taxes paid for the nine months ended September 30, 1998 and 1997 were $16.1 million and $13.2 million, respectively.

4.   OTHER

Interest paid for the nine months ended September 30, 1998 and 1997 was $4.1 million and $4.0 million, respectively.

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

In November 1996, the Corporation acquired, through a United Kingdom holding company, Capital Re (UK) Holdings, 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages five syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In November 1997, RGB Holdings, Ltd. acquired 100% of C.I. de Rougemont Group Limited, the ultimate holding company for C.I. de Rougemont & Co. Ltd. ("CIDR"), another Lloyd's managing agency. CIDR manages two syndicates, one marine and the other non-marine. Effective January 1, 1998, the CIDR non-marine syndicate was merged with the non-marine syndicate of RGB. In connection with its acquisition of RGB, the Corporation established a corporate name at Lloyd's, CRC Capital Ltd. ("CRC"), to provide underwriting capacity to the managed syndicates commencing with the 1997 year of account. CRC currently participates in a marine, a non-marine and two life syndicates. However, for the three and nine months ended September 30, 1998, the Corporation is reflecting its participation in Lloyd's as a discontinued operation since the Company has commenced a plan of divestiture of its Lloyd's operations, including RGB, CIDR and CRC. Pending divestiture, the Corporation will continue to support its commitments to Lloyd's. For comparative purposes, the Corporation has restated prior period financial statements to reflect Lloyd's as a discontinued operation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1997

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. Additionally, as mentioned above, beginning in the third quarter of 1998, the Company's investment in Lloyd's, which was previously consolidated, is reflected as a discontinued operation since the Company has commenced a plan of divestiture of its Lloyd's operations, including RGB, CIDR and CRC. All prior period results have been restated for comparative purposes.

Net income from continuing operations for the three months ended September 30, 1998 decreased 22.7% to $14.3 million from $18.5 million for the same period of 1997. On a per share basis, basic and diluted net income from continuing operations decreased to $0.45 and $0.44, respectively, for the three months ended September 30, 1998 from $0.58 and $0.57, respectively, for the same period of 1997, or 22.4% and 22.8%, respectively.

Net income including income or (loss) from discontinued operations for the three months ended September 30, 1998, decreased to $14.5 million from $18.3 million for the same period of the prior year. On a per share basis, basic and diluted net income including income or loss from discontinued operations decreased to $0.45 and $0.44, respectively, for the three months ended September 30, 1998 from $0.57 and $0.56, respectively, for the same period of 1997, or 21.1% and 21.4%, respectively. Net operating income from continuing operations (net income from continuing operations excluding realized gains and losses and foreign exchange gains and losses) decreased 22.1% to $13.0 million for the three months ended September 30, 1998 from $16.7 million for the same period in 1997. On a per share basis, basic and diluted net operating income from continuing operations decreased to $0.41 and $0.40, respectively, for the three months ended September 30, 1998 from $0.53 and $0.51, respectively, for the same period of 1997, or 22.6% and 21.6%, respectively.

The decrease in third quarter financial results is due to $9.3 million pre-tax increase in Capital Re's case basis loss reserve for losses arising from the bankruptcy of the Delaware Valley Obligated Group, a unit of Pittsburgh based Allegheny Health, Education and Research Foundation ("Allegheny"). The Company assumed its exposure to Allegheny in the ordinary course under its 1996 reinsurance treaty with MBIA Inc. Under its treaty, the Company has $15 million in principal outstanding to the hospital system bonds, or approximately 5% of MBIA's aggregate exposure. The Company expects that the reserve will cover all anticipated present value losses arising from its exposure to Allegheny. As of September 30, 1998, the aggregate case basis loss reserve for Allegheny was in the amount of $10 million. Notwithstanding the Allegheny loss, the Company's total revenues increased to $64.8 million for the three months ended September 30, 1998 from $48.8 million, or 32.8%, principally on growth in net premiums earned and net investment income.

Gross premiums written decreased 3.3% to $41.4 million for the three months ended September 30, 1998 from $42.8 million for the same period of 1997. The slight decline in total gross premiums written in the third quarter 1998 was, in part, the result of several large municipal transactions reinsured in the third quarter of 1997. In addition, mortgage guaranty reinsurance premium declined due to an increased level in mortgage prepayments caused by lower interest rates as well as the Company's shift away from assuming quota share reinsurance business to assuming structured excess of loss reinsurance business. The decrease in total gross premiums written was partially offset by growth in non-municipal bond reinsurance business. This growth was due to a significant increase in premiums written in the credit default swaps sector of that business. The Company has expanded its traditional municipal and nonmunicipal financial guaranty bond reinsurance lines of business to include credit default swaps. A credit default swap is a transaction whereby a counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the company in the case of one or more defined credit events on one or more third party reference securities or loans. A credit event is defined as failure to pay, bankruptcy, cross acceleration (accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $2.2 million for the three months ended September 30, 1998 from $0.2 million in the prior year.

In 1997, the Company added a financial reinsurance line of business. This line consists of structured, finite risk, financial transactions involving the reinsurance of annuity and accident and health reserves. Gross premiums written from financial lines increased to $2.8 million for the three months ended September 30, 1998 from $2.6 million for the same period of 1997. The following table shows gross premiums written by line of business for the three months ended September 30, 1998 and September 30, 1997.

                                 GROSS PREMIUMS WRITTEN
                                  THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                 1998             1997
                                 ----             ----
                                 (dollars in millions)

   MUNICIPAL                     $7.8           $13.5
   NON-MUNICIPAL                  6.2             3.4
   FINANCIAL LINES                2.8             2.6
   MORTGAGE                      13.1            16.4
   TITLE                          1.5             1.1
   CREDIT AND SPECIALTY          10.0             5.8
                               ------         -------
                                $41.4           $42.8


Net premiums written increased by 1.5% to $40.6 million for the three months ended September 30, 1998 from $40.0 million for the same period in 1997. The following table shows net premiums written by line of business for the three months ended September 30, 1998 and September 30, 1997.

                                 NET PREMIUMS WRITTEN
                                  THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                 1998             1997
                                 ----             ----
                                 (dollars in millions)

   MUNICIPAL                     $7.1            $13.5
   NON-MUNICIPAL                  6.2              3.3
   FINANCIAL LINES                2.8              0.0
   MORTGAGE                      13.1             16.3
   TITLE                          1.4              1.1
   CREDIT AND SPECIALTY          10.0              5.8
                               ------          -------
                                $40.6            $40.0


For the three months ended September 30, 1998, net premiums earned increased 46.7% to $46.2 million from $31.5 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned in the municipal, non-municipal (including credit default swaps), credit and specialty, and financial lines of business. For the three months ended September 30, 1998, net refunded earned premium increased to $6.6 from $1.9 million for the comparable period in 1997. Excluding the effects of net refunded municipal earned premium, net premiums earned increased 33.8% to $39.6 million for the three months ended September 30, 1998 from $29.6 million for the three months ended September 30, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. Net premiums earned from credit default swaps, which are earned as written, increased to $2.2 million for the three months ended September 30, 1998 from $0.2 million in the prior year. For the three months ended September 30, 1998 and 1997, ceded earned premium was $3.0 million and $6.5 million, respectively. The following table shows net premiums earned by line of business for the three months ended September 30, 1998 and September 30, 1997.

                               NET PREMIUMS EARNED
                               THREE MONTHS ENDED
                                  SEPTEMBER 30,
                              1998             1997
                              ----             ----
                              (dollars in millions)

 MUNICIPAL                   $12.8           $  8.0
 NON-MUNICIPAL                 6.8              3.4
 FINANCIAL LINES               2.8              0.0
 MORTGAGE                     13.7             14.0
 TITLE                         1.5              1.0
 CREDIT AND SPECIALTY          8.6              5.1
                           -------          -------
                             $46.2            $31.5

For the three months ended September 30, 1998, net investment income increased 18.0% to $16.4 million from $13.9 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1998. In addition, the Corporation recognized net realized gains of $1.8 million for the three months ended September 30, 1998 compared to $2.9 million for same period in 1997.

Loss and loss adjustment expenses increased to $21.1 million from $4.8 million for the three months ended September 30, 1998 and 1997, respectively. The increase in losses recorded for the three months ended September 30, 1998 was primarily attributable to the $9.3 million Allegheny loss, as well as expected loss development commensurate with the growth in net premiums earned. Ceded losses for the three months ended September 30, 1998 and 1997 were ($1.5) million and $1.0 million, respectively. The loss ratio was 45.6% for the three months ended September 30, 1998 compared to 15.1 % for the prior year. Excluding the Allegheny loss, the loss ratio for the three months ended September 30, 1998 was 25.5%.

Total expenses, including loss and loss adjustment expenses, increased 95.8% to $46.2 million for the three months ended September 30, 1998 from $23.6 million for the same period of 1997. This increase was primarily attributable to the Allegheny loss as well as the amortization of acquisition expenses associated with the increased level of premiums earned and normal expected loss development from the credit, mortgage and financial lines business. In addition, the increase in expenses was attributable to an increase in overhead to support growth in the Company's lines of businesses. The expense ratio for the three months ended September 30, 1998 and 1997 was 47.6% and 48.7%, respectively. The combined ratio, excluding expenses associated with non-insurance operations, increased to 93.2% for the three months ended September 30, 1998 from 63.8% for the comparable 1997 period. This increase is a result of the Allegheny loss as well as the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business. For the three months ended September 30, 1998, the combined ratios excluding the Allegheny loss was 73.1%.

For the three months ended September 30, 1998, the total federal tax provision decreased to $4.2 million from $6.7 million for the same period in 1997. In addition, the effective tax rate decreased to 22.9% for the three months ended September 30, 1998 from 26.6% for the same period of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1997

Net income from continuing operations for the nine months ended September 30, 1998 increased 5.2% to $54.3 million from $51.6 million for the same period of 1997. On a per share basis, basic and diluted net income from continuing operations increased to $1.70 and $1.66, respectively, for the nine months ended September 30, 1998 from $1.63 and $1.59, respectively, for the same period of 1997, or 4.3% and 4.4%, respectively.

Net income including income or loss from discontinued operations for the nine months ended September 30, 1998, increased to $54.5 million from $51.5 million for the same period of the prior year. On a per share basis, basic and diluted net income including income or loss from discontinued operations decreased to $1.71 and $1.66, respectively, for the three months ended September 30, 1998 from $1.62 and $1.59, respectively, for the same period of 1997 or 5.6% and 4.4%, respectively.

Net operating income from continuing operations (net income from continuing operations excluding realized gains and losses and foreign exchange gains and losses) increased 6.2% to $51.4 million for the nine months ended September 30, 1998 from $48.4 million for the same period in 1997. On a per share basis, basic and diluted net operating income from continuing operations increased to $1.61 and $1.57, respectively, for the nine months ended September 30, 1998 from $1.52 and $1.49, respectively, for the same period of 1997, or 5.9% and 5.4%, respectively.

Growth in net premiums earned to $129.2 million from $88.2 million, or 46.5%, and growth in net investment income to $48.5 million from $41.7 million, or 16.3%, partially offset by the $10 million pre-tax Allegheny loss were the principal causes of the increase in the Company's financial results for the nine months ended September 30, 1998.

Gross premiums written increased 20.3% to $159.4 million for the nine months ended September 30, 1998 from $132.5 million for the same period of 1997. Gross premiums written increased primarily because of growth in the non-municipal line of business which includes credit default swaps, the credit and specialty line of business as well as from the financial lines line of business. Credit default swap premiums amounted to $4.3 million for the nine months ended September 30, 1998 compared to $0.3 million in the same period of the prior year. The following table shows gross premiums written by line of business for the nine months ended September 30, 1998 and 1997.

                                GROSS PREMIUMS WRITTEN
                                  NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                1998             1997
                                ----             ----
                                 (dollars in millions)

   MUNICIPAL                   $46.5            $43.2
   NON-MUNICIPAL                18.4             10.6
   FINANCIAL LINES               8.4              2.6
   MORTGAGE                     54.4             56.8
   TITLE                         3.4              2.5
   CREDIT AND SPECIALTY         28.3             16.8
                              ------           ------
                              $159.4           $132.5

Net premiums written increased by 23.6% to $157.0 million for the nine months ended September 30, 1998 from $127.0 million for the same period in 1997. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the nine months ended September 30, 1998 and September 30, 1997.

                                 NET PREMIUMS WRITTEN
                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                 1998             1997
                                 ----             ----
                                 (dollars in millions)

   MUNICIPAL                    $44.5            $40.6
   NON-MUNICIPAL                 18.4             10.6
   FINANCIAL LINES                8.4              0.0
   MORTGAGE                      54.2             56.5
   TITLE                          3.4              2.5
   CREDIT AND SPECIALTY          28.1             16.8
                               ------           ------
                               $157.0           $127.0

For the nine months ended September 30, 1998, net premiums earned increased 46.5% to $129.2 million from $88.2 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned across all product lines of business. For the nine months ended September 30, 1998, net refunded earned premium increased to $14.5 from $4.3 million for the comparable period in 1997. Excluding the effects of net municipal refunded earned premium, net premiums earned increased 36.7% to $114.7 million for the nine months ended September 30, 1998 from $83.9 million for the nine months ended September 30, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. Net premiums earned from credit default swaps, which are earned as written, increased to $4.3 million for the three months ended September 30, 1998 from $0.3 million in the prior year. For the nine months ended September 30, 1998 and 1997, ceded earned premium was $10.4 million and $14.1 million, respectively. The following table shows net premiums earned by line of business for the nine months ended September 30, 1998 and September 30, 1997.

                                 NET PREMIUMS EARNED
                                 NINE MONTHS ENDED
                                    SEPTEMBER 30,
                                1998             1997
                                ----             ----
                                (dollars in millions)

 MUNICIPAL                     $32.0            $22.2
 NON-MUNICIPAL                  15.6              8.8
 FINANCIAL LINES                 8.4              0.0
 MORTGAGE                       46.3             41.4
 TITLE                           3.8              2.4
 CREDIT AND SPECIALTY           23.1             13.4
                              ------           ------
                              $129.2            $88.2


For the nine months ended September 30, 1998, net investment income increased 16.3% to $48.5 million from $41.7 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended September 30, 1998. In addition, the Corporation recognized net realized gains of $4.3 million for the nine months ended September 30, 1998 compared to $5.5 million for same period in 1997.

Loss and loss adjustment expenses increased to $33.7 million from $11.0 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in losses recorded for the nine months ended September 30, 1998 were primarily attributable to the $10.0 million Allegheny loss, as well as expected loss development in the financial lines, mortgage and credit and specialty reinsurance lines of business. Ceded losses for the nine months ended September 30, 1998 and 1997 were $1.3 million and $2.8 million, respectively. For the nine months ended September 30, 1998, the loss ratio was 26.1% compared to 12.4% for the same period of 1997. Excluding the Allegheny loss, the loss ratio for the nine months ended September 30, 1998 was 18.3%.

Total expenses, including loss and loss adjustment expenses, increased 68.4% to $109.3 million for the nine months ended September 30, 1998 from $64.9 million for the same period of 1997. This increase was primarily attributable to the Allegheny loss as well as the amortization of acquisition expenses associated with the increased level of premiums earned across all lines of business and normal loss development from the credit and specialty, mortgage and financial line lines of business. In addition, the increase in expenses was attributable to an increase in overhead to support growth in the Company's lines of businesses. For the nine months ended September 30, 1998 the expense ratio increased slightly to 51.0% from 49.4% from the prior year. The combined ratio, excluding expenses associated with non-insurance operations, increased to 77.1% for the nine months ended September 30, 1998 from 61.8% for the comparable 1997 period. This increase is related to the Allegheny loss as well as an expected result of the Corporation's diversification strategy, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business. Excluding the Allegheny loss, the combined ratio for the nine months ended September 30, 1998 was 69.3%.

For the nine months ended September 30, 1998, the total federal tax provision decreased to $19.7 million from $20.3 million for the same period in 1997. In addition, the effective tax rate decreased to 26.6% for the nine months ended September 30, 1998 from 28.2% for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation relies on dividends from Capital Reinsurance and Capital Credit to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1997, or approximately $34.6 million. For the nine months ended September 30, 1998, Capital Reinsurance paid $5.0 million in dividends to the Corporation.

Capital Credit's major sources of liquidity are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Credit is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of Capital Credit, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda law and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. Capital Credit paid its first dividend to the Corporation in October 1998 in the amount of $4.0 million.

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

In June 1997, Capital Reinsurance invested approximately $11.0 million for a minority ownership interest in CGA Group, Ltd. ("CGA"). CGA was formed to provide financial guaranty insurance ("Policies") of structured securities, including commercial real estate and asset backed transactions. CGA's initial capitalization consisted of $150.5 million of paid-in capital and $60 million of committed capital. Capital Re's investment consists of an aggregate of $10.0 million in B Preferred Stock and Common Stock of CGA and $1.0 million in A Preferred Stock. In connection with its investment in the B Preferred Stock, Capital Reinsurance has a commitment to invest an additional $7.5 million (the "Capital Commitments") in CGA to the extent that such investment would be necessary in order for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd. ("CG Assurance") to maintain its triple-A rating from Duff & Phelps Credit Rating Company ("D&P"). Additionally, KRE has a $20 million outstanding excess of loss reinsurance agreement with CG Assurance which responds when CG Assurance credit losses under Policies reach certain catastrophic levels (including Policies issued in favor of the funding banks described below). Also in June 1997, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George").

As part of its business plan, through its operating subsidiaries (the "St. George Investment Subsidiaries"), St. George purchases investment grade, asset-backed securities to be held to maturity, selectively resold, or repackaged with CG Assurance Policies and then resold (the "Managed Portfolios"). The securities purchases are funded by bank loans advanced to the St. George Investment Subsidiaries. CG Assurance issues Policies to secure repayment to the funding banks. Under certain of the bank loan agreements, the St. George Investment Subsidiaries are required to provide additional collateral to the extent the market values of the Managed Portfolios fall below certain thresholds. Failure to satisfy the collateral requirements may result in the liquidation of the Managed Portfolios and, to the extent that proceeds from liquidation are insufficient to repay the bank loans, then the St. George Investment Subsidiaries must pay any shortfall. If the St. George Investment Subsidiaries cannot pay the amount then due, then CG Assurance is obligated to pay such amounts under its Policies issued in favor of the funding banks.

Due to unprecedented market conditions relating to credit spreads during the third quarter of 1998, the market values of the Managed Portfolios declined. As of September 30, 1998, the market values of the Managed Portfolios with collateral threshold triggers were not then below the collateral threshold triggers. Subsequent to September 30, market values further declined through mid-October and, as of October 18, 1998, CG Assurance's management prepared an estimate of market values of the Managed Portfolios, which indicated that if such market values were validated at the October 30, 1998 valuation date provided for in the bank loan agreements, substantial collateral would be required in the case of the Managed Portfolios subject to the collateral threshold triggers. As a result, certain institutional investors in CGA provided credit enhancements on various securities in the Managed Portfolios in the aggregate principal amount of $382 million. Of that aggregate amount, Capital Reinsurance credit enhanced $74.6 million of investment-grade asset-backed securities. Capital Reinsurance also credit enhanced the two other institutional investors that provided credit enhancement on the Securities in the Managed Portfolios. Capital Reinsurance was paid a market rate premium for providing the reinsurance support. Market values of the Managed Portfolios have improved since October and, currently, the market values of the Managed Portfolios are above the relevant collateral threshold triggers. Throughout this period, CG Assurance was, and continues to be, rated triple-A by D&P.

In February and July, 1998, KRE Reinsurance assumed from CG Assurance three issues of asset-backed securities (the "Securities") issued by Commercial Financial Services Inc. ("CFS"), a leader in the acquisition, securitization and collection of charged off credit card loans. At the time they were reinsured, the Securities were rated investment grade. On October 22, 1998, the Company became aware of possible irregularities relating to the Securities when Standard & Poor's Corporation ("S&P") announced the suspension of its single A rating on the Securities due to the lack of sufficient information material to the continued maintenance of its rating. S&P suspended its rating in the context of allegations that CFS may have been involved in improper conduct, including substantial sales to an affiliate of assets which were backing certain of its outstanding obligations. Based on the allegations, and with insufficient information to the contrary, D&P, Fitch ICBA and Moody's Investors Service Company also downgraded or withdrew their ratings on the Securities. In the Company's third quarter earnings release, the Company reported that it had outstanding principal exposure of approximately $155.8 million to the Securities. CFS has engaged outside legal counsel and an independent accounting firm to assist in an internal inquiry into the allegations of improper conduct. The information currently available to the Company indicates that the assets backing the Securities reinsured by the Company are performing in accordance with expectations. As of September 30, 1998, no provision for losses has been made and, until adequate information is provided, the Company will not be able to determine whether losses, if any, will be incurred.

In December 1997, the Corporation's Board of Directors authorized an increase of the quarterly common stock dividend rate to $0.04 per share, or $0.16 annually. For the nine months ended September 30, 1998, common dividends were declared and paid in the amount of $3.8 million or $0.12 per share.

Cash flows from operations for the nine months ended September 30, 1998 and 1997, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $103.8 million and $87.5 million, respectively. The Corporation believes that current levels of cash flow
from  operations   provide  the Corporation  with  sufficient   liquidity  to
meet its operating needs. The Corporation's non-operating cash outflows are primarily dedicated to (i)fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At September 30, 1998, cash and investments approximated $1.14 billion, an increase of $110.0 million, or 10.7%, from $1.03 billion at December 31, 1997. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of September 30, 1998, the entire investment portfolio was invested in highly rated fixed income securities.

At September 30, 1998, approximately $179.6 million, or 15.7%, of the Corporation's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $153.1 million, or 85.2%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of September 30, 1998, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of September 30, 1998, $3.7 million, or approximately 2.0%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $175.9 million, or 98.0%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At September 30, 1998, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

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

On November 5, 1998, Moody's Investor Service ("Moody's") placed the Aaa insurance financial strength rating of Capital Reinsurance and the Aa3 senior long-term debt rating of the Company on review for possible downgrade. The "a1" preferred stock rating of Capital Re LLC was also placed on review for possible downgrade. Moody's stated that the review was prompted by recent changes in the mix of financial guaranty reinsurance business being assumed by the Company, through its various subsidiaries, in response to competitive pressure on the Company's core financial guaranty franchise. This action by Moody's had no effect on the Company's financial statements as of September 30, 1998.

The Company is analyzing the need to raise additional equity capital to support its business. This analysis is ongoing and there can be no assurance that the Company's ultimate decision will be to raise additional capital or whether such capital can be raised when desired or on terms acceptable to the Company.

THE YEAR 2000

The Company is actively pursuing its Year 2000 analysis and preparation. The Year 2000 issue involves potential complications related to computer systems, machinery and electronics which contain computer code, whether in software or imbedded within microchips, that recognize years in two digit code, e.g. "98" for the year 1998. Software or microchips that recognize the Year 2000 as "00" or any year thereafter in its two digit equivalent, threatens date sensitive calculations by potentially misapplying the date (e.g. "00" could be applied as 1900 rather than 2000). Any coding that causes a date recognition error of this sort is commonly referred to as a Year 2000 "bug".

STATE OF READINESS

The Company has assembled a team comprised of officers and employees of the finance and information systems departments to oversee the Company's readiness for the Year 2000. The group has already completed the first phase of their analysis in which a comprehensive list of all the Company's own information technology systems and general technology was prepared. Additionally, the Company's clients and vendors were reviewed and a listing prepared of those with information systems or other technology upon which the Company may rely and which may be affected by the Year 2000 "bug". The Company has made inquiry as to Year 2000 readiness with these clients and vendors and has received responses from a majority of them. It is currently evaluating these responses. However, all of the Company's ceding companies that have thus far responded report that they expect to be Year 2000 compliant by year-end 1998. The Company is now performing testing and remediation, as necessary, on its information technology systems, its general systems and any other technology that may be affected by the Year 2000 "bug". This process is not yet complete, but is expected to be completed by mid-1999.

The following is a summary of the Company's internal readiness status:

o IN-HOUSE APPLICATIONS: Two-thirds of the key in-house applications have been tested and are Year 2000 compliant. The remainder will be tested by year-end 1998.

o ACCOUNTING SOFTWARE: Vendors for the major accounting software packages used by the Company have stated that the software versions the Company uses are Year 2000 compliant.

o    ADMINISTRATION/HUMAN RESOURCES; OPERATING SYSTEM SOFTWARE;
     NETWORK/LAN UTILITIES; DESKTOP HARDWARE WILL BE COMPLIANT BY UPGRADES OR ENHANCEMENTS: will be compliant in the fourth quarter of 1998.

o GENERAL OFFICE SERVICES: These systems will all be upgraded by mid-1999.

The Company has not had to defer any of its expected information technology or other technology installations, updates or enhancements in order to accommodate its Year 2000 review and remediation work.

COSTS

     Due to the youthfulness of the Company's information technology and other systems, testing and remediation has been fairly uncomplicated. Moreover, none of the Company's technology ismainframe computer based. Mainframes traditionally use older coding methodologies and, thus, are more likely to be double digit dated coded. No external consultants have been retained. Internal information technology personnel have overseen and implemented the testing and remediation of the systems and technology. The amount of additional time allocable to employees' efforts have been nominal. All system upgrade costs incurred would have been incurred by the Company as part of routine software upgrades and all patches have been provided without any material cost to the Company. The Company does not expect any material additional costs and expects that, including the cost allocation of internal personnel, the overall testing and remediation will be less than $50,000 as originally anticipated. The costs are being funded through operating cash flows and will be expensed as incurred.

THE RISK OF THE COMPANY'S YEAR 2000 ISSUES

A Year 2000 "bug" issue may manifest itself as (i) a failure of the Company's software, systems and general technology, (ii) a failure of a client or vendor's software or systems which would impact the Company, and (iii) insurance claims against the Company due to Year 2000 issues. The likelihood that a failure of the Company's software and systems would have a material affect on the business of the Company is minimal. The information technology and other systems are not critical to the carrying-on of the Company's business. Additionally, all critical accounting, financial reporting and human resources functions can be maintained on a manual basis for a period of time without materially impeding the operations of the Company. Similarly, a failure of clients and vendors to properly provide data or services will also not materially affect the Company's ability to continue its operations. Such a failure would likely be temporary and could be compensated for in the short-term by using manual alternatives to tracking business with our clients or vendors. Reinsurance losses pose the most reasonably likely worst case scenario for the Company arising out of Year 2000 "bugs". The issue would originate with a default on debt service obligations of bond issuers due to the issuer's own Year 2000 "bug" difficulties. In the event of such a default, the Company's clients, the ceding companies, will be required to make debt service payments on behalf of the defaulting issuers. The Company will have to make prompt payment to its clients for its agreed upon portion of such losses. Such defaults by bond issuers would generally be of a technical nature, arising out of temporary inabilities to process payments or calculate payment amounts. Additionally, the defaulted debt service obligations would generally not require our clients, the ceding insurers, to make debt service payments on behalf of the issuers for a prolonged period. Once issuers or payment agents have cured any errors, they would resume debt service payment and reimburse the insurers for all payments made. Hence, the reasonable worst case scenario for the Company under such circumstances would involve liquidity pressure which should ease quickly. There is no way to quantify the potential exposure under this scenario as there has never been any event similar to the Year 2000. Consequently, it is difficult to make assumptions based on the Company's business. However, as the Company's operating units affected by such an occurrence already meet the rating agency stress test requirements designed to simulate depression-era conditions, the Company believes it can withstand temporary defaults of that magnitude based on the Year 2000 "bug".

CONTINGENCY PLANS

The Company does not have a prescribed contingency plan relative to Year 2000 "bug" issues. The Company does not predict that a failure of its information technology systems will materially affect daily operations or have an immediate impact on the Company's ability to conduct business. All internal financial reporting of the Company may be conducted by hand. As for any failure of a bond issuer that has been reinsured by the Company, the Company expects to handle such matters in the ordinary course of business. As the Company is a reinsurer, payments are requested in bulk by the Company's ceding insurers, and payment of reinsurance proceeds would be made in bulk. The Company is not required to make payment to individual bond obligees. Ultimately, all recovery efforts in the event of any Year 2000 "bug" related event can either be handled internally, or would require the intervention of hardware, software or other technology vendors. The Company maintains a list of the appropriate contacts at such vendors in the event such a need arises.

PART II -         OTHER INFORMATION

Item 3  -         EXHIBITS AND REPORTS ON FORM 8-K

                  (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

                  EXHIBIT
                  NUMBER   DESCRIPTION
                  ------   -----------

                    11     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                           (UNAUDITED)

                  (B) REPORTS ON FORM 8-K: NONE

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                                                 PAGE
------      -----------                                                 ----

11          STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)   29

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL RE CORPORATION

Date:   November 11, 1998              By /s/ David A. Buzen
                                          ----------------------------
                                          David A. Buzen
                                          Executive Vice President and
                                          Chief Financial Officer



Date:   November 11, 1998              By /s/ Alan S. Roseman
                                          ----------------------------
                                          Alan S. Roseman
                                          Senior Vice President,
                                          General Counsel and Secretary