Form 10-K
period 1998-12-31
CAPITAL RE CORP
filed 1999-03-30
CIK 829277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission file number  1-10995

                             Capital Re Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                                52-1567009
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1325 Avenue of the Americas, New York, N.Y.                          10019
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               212-974-0100

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

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__      No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 26, 1999 was $338,229,048. The number of shares of Common Stock outstanding as of February 26, 1999 was 32,045,119.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1999 definitive Proxy Statement for the annual shareholders meeting to be held May 20, 1999 (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

Item 1. Business.

A.  GENERAL:

(1)  Company Overview and Business Strategy -

Capital Re Corporation (the "Company" or "Capital Re") is an insurance holding company for a group of reinsurance companies that provide value-added reinsurance products in several specialty insurance markets. The Company has two principal divisions: financial guaranty and financial risks. The financial guaranty division is composed of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is composed of mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and financial solutions. The Company's financial guaranty and financial risks divisions contributed 43.7% and 56.3%, respectively, of 1998 net premiums written. In both of its principal areas of business, the Company seeks to provide innovative reinsurance solutions to satisfy the diverse risk and financial management demands of its primary clients. Theses solutions often take the form of complex reinsurance arrangements that provide value other than pure risk management (i.e., financial statement benefit, regulatory relief and rating agency qualified capital). The Company believes that its future growth will be generated through application of its core credit expertise to new products and markets in its two existing divisions.

The  Company  participates  in its  business  lines  through  five  wholly-owned insurance subsidiaries and two joint venture vehicles. Its wholly-owned subsidiaries are: Capital Reinsurance Company ("Capital Reinsurance"), Capital Credit Reinsurance Company Ltd. ("Capital Credit"), Capital Mortgage Reinsurance Company ("Capital Mortgage"), KRE Reinsurance Ltd. ("KRE"), and Capital Title Reinsurance Company ("Capital Title"). The Company owns a fifty percent economic interest in ACE Capital Re Ltd. ("ACRE"), a non-consolidated, Bermuda based joint venture vehicle. The Company's joint venture partner in ACRE is Bermuda based ACE Bermuda Insurance, Ltd. ("ACE Bermuda"). The Company also owns a fifty percent interest in Lenders Residential Asset Company LLC (formerly, Lenders Mortgage Alliance Company LLC) ("LRAC"), a non-consolidated Delaware limited liability company.

     Capital Reinsurance's financial strength is rated AAA by Standard and Poor's, a division of The McGraw Hill Companies, Inc. ("S&P"), and Aa2 by Moody's Investors Service, Inc. ("Moody's"), and its claims-paying ability is rated triple-A by Fitch IBCA ("Fitch"). KRE's financial strength is rated AA by S&P, and its claims-paying ability is rated AA+ by Duff & Phelps Credit Rating Co. ("Duff & Phelps"). The financial strength of Capital Credit is rated A+ by S&P. The financial strength of Capital Mortgage is rated AA by S&P. Capital Title's financial strength is rated AA- by S&P, and its claims paying ability is rated AA- by Duff & Phelps. On December 16, 1998, the financial strength ratings by S&P of KRE, Capital Credit, Capital Mortgage and Capital Title were placed on "CreditWatch" with negative implications. See "Business of Capital Re--Ratings."

The Company's financial guaranty division conducts its business primarily through Capital Reinsurance and KRE. Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance's focus on the municipal bond reinsurance business recognizes the fact that historically municipal bond insurance has been a proven revenue source in the financial guaranty insurance market which, when managed properly, can provide predictable revenues from (i) an associated deferred premium revenue account, (ii) installment premiums from business already originated and (iii)
interest income on the Company's investment portfolio. Capital Reinsurance applies a "zero loss" standard to its underwriting process, which is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital
Reinsurance's   existing  and  future
reinsurance and credit default swap portfolios. At the same time, consistent with its "zero loss" underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations and directed its capacity to the reinsurance of financial guaranties of asset-backed securities. In the case of both municipal bond reinsurance and the reinsurance of non-municipal debt obligations, Capital Reinsurance has emphasized facultative reinsurance, which Capital Reinsurance believes better permits it to maintain portfolio diversification, pricing discipline and conformity to its underwriting policies, because through facultative reinsurance the reinsurer may exercise control over risks assumed as they are accepted only on a risk-by-risk basis. In addition, Capital Reinsurance sells municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions. Credit default swaps are underwritten in accordance with the same "zero loss" standard that applies to Capital Reinsurance's municipal and non-municipal financial guaranty business.

KRE, a Bermuda based insurer, also assumes financial guaranty risk, both as a retrocessionaire of Capital Reinsurance and directly from certain primary financial guaranty insurers.

The Company's financial risks division conducts its business primarily through Capital Mortgage, Capital Credit, Capital Title, KRE, ACRE and LRAC. Capital Mortgage is a leading reinsurer of mortgage guaranty insurance. Capital Mortgage's strategy is based on the development of creative reinsurance programs targeted to the individual capital, risk and portfolio management demands of the primary mortgage guaranty insurers. Mortgage guaranty reinsurance is underwritten with the expectation that losses will occur regularly. In order to optimize capital utilization, the business plan of Capital Mortgage includes the reinsurance of mortgage guaranty insurance business by KRE, both as a retrocessionaire of Capital Mortgage and directly from primary mortgage guaranty insurers.

The Company writes trade credit reinsurance in the U.S. and Europe through Capital Credit. Trade credit insurance protects those who sell goods and services on credit terms against default by the purchaser on its payment obligations. Trade credit reinsurance is a logical extension of the Company's underwriting focus, relying on credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty reinsurance. Capital Credit's strategy is to build a limited portfolio of trade credit reinsurance business from the leading European and U.S. primary trade credit insurers, which outperforms the overall market by combining quota share and structured excess of loss participations. Portfolio losses will also occur regularly in the Company's trade credit reinsurance business.

Capital Title is a New York domiciled, monoline insurance company formed in 1996 to provide title reinsurance. Prior to the formation of Capital Title, there were no dedicated title reinsurers, and only intra-industry facultative reinsurance was available to support large commercial title insurance policies. Capital Title provides coverages designed to aid title insurers in meeting capital adequacy concerns and to achieve desired claims-paying ability ratings from nationally recognized rating agencies. Capital Title derives business from relationships with primary title insurers, financial institutions active in commercial real estate lending and professionals involved in the real estate industry. Capital Title offers excess of loss and quota share reinsurance products on both a treaty and facultative basis. Title reinsurance is underwritten without the expectation of any significant loss; however, losses can be expected to occur in Capital Title's existing and future reinsured portfolio. KRE provides retrocessional support to Capital Title.

The Company's financial solutions business is written through KRE and ACRE. The financial solutions business is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers. The principle target market is life, accident and health insurers and reinsurers, although specialty property and casualty markets also provide opportunities. The underwriting process places significant emphasis on actuarial analysis. Transactions are underwritten to be risk remote or finite, standards that are compatible with the Company's "zero loss" financial guaranty underwriting standard. Losses can be expected to occur in the Company's existing and future financial solutions portfolio.

LRAC provides marketing and consulting services to mortgage lenders with regard to the origination and closing of residential mortgages and the sale of such mortgages into the capital markets. In addition, by providing direct access to lenders, it generates markets for the sale of the Company's other products.

The Company also owns RGB Underwriting Agencies Ltd. ("RGB"), a Lloyd's of London ("Lloyd's") managing agency which presently manages four syndicates operating in the Lloyd's insurance market, and CRC Capital Ltd. ("CRC Capital"), a corporate name at Lloyd's, which provides underwriting capacity to the syndicates managed by RGB. The Company has commenced a plan of divestiture of its Lloyd's operations. Accordingly, commencing in 1998, the Company began reflecting its participation in Lloyd's as a discontinued operation. All 1998 and prior year figures presented herein reflect Lloyd's as a discontinued operation. See "Discontinued Operations."

The Capital Re corporate group also includes Capital Re Solutions Incorporated (formerly, Capital Re Management Corporation), a New York reinsurance intermediary, ACE Capital Re Managers Ltd., a Bermuda based management company, and Capital Re LLC, a Turks & Caicos Islands finance subsidiary organized in 1993 to issue $75 million of Company guaranteed mandatorily redeemable preferred stock, the proceeds of which were loaned to Capital Re. Capital Re Financial Products Corporation, a newly formed Delaware business corporation, and Capital Risk Assurance Company ("Capital Risk"), a newly formed Maryland surety insurer, intend to commence business in 1999.

Set forth below is a chart showing the  subsidiaries  and  affiliates of Capital
Re:


        [GRAPHIC OF CHART OF SUBSIDIARIES AND AFFILIATES OF CAPITAL RE]


In managing its investment portfolio, the Company places a high priority on credit and liquidity. At December 31, 1998, 79.5% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issued by the U.S. Government or its agencies or instrumentalities. Overall portfolio weighted average quality is AA+. The Company employs a modified total return investment strategy, and investment guidelines are established and approved by the Investment Committee of the Company's Board of Directors. The investment guidelines permit investments in investment grade and limited amounts of non-investment grade fixed income securities, including non-dollar denominated bonds, emerging market debt and other financial instruments. See "Business of Capital Re--Investments."

The Company has a common and preferred equity investment in CGA Group, Ltd. ("CGA Group"), a Bermuda holding company which owns Commercial Guaranty Assurance, Ltd. ("CGA Ltd."), a Bermuda insurance company, and CGA Investment Management, Inc. ("CGAIM"), a Delaware corporation. CGA Ltd. provides financial guaranty insurance of commercial real estate securities, including commercial mortgage backed securities. CGA Ltd. also provides financial guaranty insurance of other financial obligations, primarily asset-backed securities, by targeting market segments and originating structures which are outside of the traditional markets of the major AAA/Aaa rated financial guaranty insurers. For a discussion of the Company's investment in CGA Group, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II hereof.

(2)  Recent Developments -

On February 19, 1999, the Company and ACE Bermuda entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which ACE Bermuda agreed to purchase $75 million of the Company's Common Stock at a per share price equal to the lesser of (i) the fully diluted book value per share of the Common Stock at December 31, 1998 and (ii) 1.15 multiplied by the average of the five highest closing prices of the Common Stock between February 19, 1999 and April 15, 1999, as reported on the New York Stock Exchange composite tape. The closing of the sale was subject to the satisfaction of certain conditions, including the affirmation by Moody's of the Aaa financial strength rating of Capital Reinsurance. On March 10, 1999, Moody's downgraded Capital Reinsurance's financial strength rating to Aa2. The Company and ACE Bermuda executed an amendment to the Stock Purchase Agreement on March 16, 1999, which modified the per share price to equal the lesser of (i) the fully diluted book value per share of the Common Stock at December 31, 1998 and (ii) the average of the five highest closing prices of the Common Stock between March 12, 1999 and April 15, 1999. As of the date of this Annual Report, the Company estimates that ACE Bermuda will own between 11% and 12.6% of the outstanding Common Stock upon consummation of the issuance. Closing remains subject to the satisfaction of certain customary conditions, including the receipt of all required regulatory approvals; accordingly, it is not certain when or if the closing will take place. Under the Stock Purchase Agreement, as amended, for so long as ACE Bermuda continues to hold at least 8% of the voting capital stock of the Company, it will have the right to nominate two members to the Company's board of directors. In addition, the Company has agreed to file a shelf registration statement covering the shares of Common Stock owned by ACE Bermuda and maintain the effectiveness of such registration statement for a period of no greater than three years from the closing date.

(3)  Financial Guaranty Division -

(a)  Overview of Financial Guaranty Insurance Market -

Financial guaranty insurance is a type of credit enhancement in the form of a surety or insurance which is regulated under the insurance laws of various jurisdictions. The insurance provides an unconditional and irrevocable guaranty which indemnifies the insured against nonpayment of principal and interest when due by an obligor on an insured debt obligation. The two largest nationally recognized rating agencies, S&P and Moody's, assign the financial strength rating of a financial guaranty insurance company to the obligations insured by that company. Because all of the major U.S. primary financial guaranty insurance companies have triple-A financial strength ratings from these rating agencies, bonds insured by those companies are rated triple-A.

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit because the insurance may have the effect of lowering an issuer's cost of borrowing in the public and private debt markets. The borrowing costs are lowered to the extent that the insurance premium is less than the value of the difference between the yield on the AAA/Aaa insured obligation and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers. Investors benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor's default on its obligation. Upon nonpayment by an obligor, the financial guaranty insurance company is obligated to pay the principal of and interest on the insured obligation in accordance with the original payment schedule as if no default had occurred.

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

The volume of long-term municipal debt issuances and municipal bond insurance has increased significantly since 1983. In 1985, pending federal tax legislation relating to municipal bonds prompted an unusual rise in total long-term new issue municipal bond volume. The market for new issues returned to more normal volumes in 1987 and grew steadily through 1991. In 1992 and 1993, historically low interest rates prompted a dramatic increase in new issue volume, in part arising from the refinancing of refunding activity. This increase ended in 1994 as rising interest rates and other market uncertainties developed throughout the year. Growth in new issue volume regained momentum in 1995 through 1998 as market conditions improved in a lower interest rate environment. Furthermore, insurance penetration again reached an historic high in 1998, exceeding 50% of issuances.

The table below sets forth the volume of long-term municipal bonds and the volume of insured long-term municipal bonds issued over the period from 1989 through 1998.

                      New Total          New Insured         New Insured Volume
       Year             Volume              Volume          as a Percent of New
                    (in billions)       (in billions)           Total Volume
     --------------------------------------------------------------------------
       1989           125.0                 31.1                  24.9
     --------------------------------------------------------------------------
       1990           127.8                 33.5                  26.2
     --------------------------------------------------------------------------
       1991           172.4                 51.9                  30.1
     --------------------------------------------------------------------------
       1992           234.6                 80.8                  34.4
     --------------------------------------------------------------------------
       1993           292.3                107.9                  36.9
     --------------------------------------------------------------------------
       1994           165.0                 61.5                  37.3
     --------------------------------------------------------------------------
       1995           160.0                 68.5                  42.8
     --------------------------------------------------------------------------
       1996           185.0                 85.7                  46.3
     --------------------------------------------------------------------------
       1997           220.7                107.5                  48.7
     --------------------------------------------------------------------------
       1998           285.9                145.3                  50.8
     --------------------------------------------------------------------------

     Source: Figures for 1989 are based upon data provided by The Bond Buyer, February 6, 1998, and figures for 1990-1998 are based upon data provided by The Bond Buyer, February 9, 1999. Amounts under the New Insured Volume column include only the insured portion of an issue. Amounts under the New Total Volume and New Insured Volume columns represent gross principal amounts issued or insured, as the case may be, during such year.

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

As of December 31, 1998 there were four triple-A rated primary U.S. financial guaranty insurance companies active in the business: MBIA Insurance Corporation ("MBIA"), AMBAC Indemnity Company ("AMBAC"), Financial Guaranty Insurance Company ("FGIC") and Financial Security Assurance Inc. ("FSA"). In 1997, ACA Financial Guaranty Corporation ("ACA") commenced operations. ACA is a single-A rated financial guaranty insurer focusing on the insurance of marginally investment grade and non-investment grade municipal and non-municipal securities. Further, CGA Ltd., a Bermuda based financial guaranty insurer which commenced operations in June 1997, provides financial guaranty insurance of structured securities, including commercial real estate and asset-backed securities.

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

Reinsurance allows the reinsured to increase its capacity to write new business by effectively reducing the reinsured's gross liability on an aggregate and single risk basis. Furthermore, primary insurers manage the risk of their insured portfolios based on internal underwriting criteria and portfolio management guidelines. Reinsurance is instrumental in achieving those portfolio risk management goals. There are currently two domestic reinsurance companies, Capital Reinsurance and Enhance Reinsurance Company, specializing in the reinsurance of financial guaranties. Several non-U.S. multiline insurers and a small number of domestic multiline insurers also participate in this reinsurance market. Based upon the 1998 annual statutory statements filed by each of the U.S. primary financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the U.S. primary financial guaranty insurers in 1998.

The size and growth of the financial guaranty reinsurance market is dependent on
(i) the size of the primary insurance market, (ii) the percentage of aggregate risk that the primary insurers cede to the reinsurers, (iii) regulatory, rating agency and other external risk retention limitations imposed on the primary insurers and (iv) the price and availability of substitute highly rated capital facilities.

(c)  Credit Default Swap Market -

Credit default swaps are transactions whereby one party, in consideration of a fixed payment, agrees to make a specified payment to another party upon the occurrence of one or more specified credit events with respect to a reference entity. The Company, through Capital Reinsurance, entered the credit default swap business in early 1996. Although structured as financial derivatives, credit default swaps are functionally equivalent to financial guaranty insurance, and Capital Reinsurance underwrites and manages this business in tandem with, and in accordance with the same policies and procedures as, its financial guaranty business. Capital Reinsurance engages in credit default swap with numerous counterparties, including U.S. and European money center banks and investment banks.

(4)  Financial Risks Division -

(a)  Mortgage Guaranty Reinsurance Market -

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

The private mortgage insurance industry, composed of only monoline insurance companies, as required by law, provides two basic types of coverage: primary insurance, which protects lenders against default on individual residential mortgage loans by covering losses on such loans to a stated coverage percentage; and pool insurance, which protects lenders against aggregate default levels in an underlying pool of individual mortgages by covering the full amount of loss (less the proceeds from any primary insurance coverage that may be in place) on individual residential mortgage loans in such pool of loans, with an aggregate limit usually expressed as a percentage of the initial loan balances of the pool of loans. Primary insurance and pool insurance are used to facilitate the sale of mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae"). Freddie Mac and Fannie Mae provide indirect funding for approximately half of all mortgage loans originated in the U.S. In addition, pool insurance is often used to provide credit support for mortgage-backed securities and other secondary mortgage market transactions. There are seven private mortgage guaranty insurers writing new business: General Electric Mortgage Insurance Company ("GEMICO"); Mortgage Guaranty Insurance Company; PMI Mortgage Insurance Co. ("PMI"); United Guaranty Residential Insurance Company; Commonwealth Mortgage Assurance Company ("CMAC"); Republic Mortgage Insurance Company; and Triad Mortgage Insurance Company. In 1998 CMAC entered into an agreement to acquire Amerin Guaranty Corporation, which had been the fifth largest mortgage guaranty insurer. CMAC's acquisition of Amerin is expected to be completed in the spring of 1999.

Mortgage guaranty insurers do not underwrite risk to a "zero loss" underwriting standard as in the financial guaranty insurance industry; rather, they underwrite with a view to target loss ratios ranging from 45% to 60%. A critical factor to successfully underwriting this class of business is the ability to consistently control the quality and diversity of insurance in force, avoiding catastrophic losses from regional depressions and declines in residential real estate prices, by effective geographic and product dispersion.

Except for the Company, the third-party reinsurance capacity for the industry is provided almost exclusively by European multiline insurers and reinsurers, who offer modest amounts of traditional reinsurance products. The primary mortgage insurers also utilize various internal risk sharing arrangements with their own affiliates. In recent years, the primary mortgage insurers have established numerous risk and profit sharing mechanisms with lenders. As a result of a ruling by the Comptroller of the Currency in 1997, federal banks are now permitted to establish operating subsidiaries, known as lender-owned captives, to reinsure a portion of the mortgage insurance issued on loans originated or purchased by the bank or its lending affiliates.

The growing use of lender-owned captives that assume risk from the primary mortgage insurers has materially altered mortgage guaranty insurance industry in that the primary insurers now cede a significant percentage of premium to lender-owned captives leaving less premiums available to purchase reinsurance from third parties. In general, lender-owned captive reinsurance transactions are structured as non-proportional arrangements with the lender-owned captive assuming risk on an excess of loss basis, although some lender-owned captive transactions are structured as proportional reinsurance. The growing popularity of lender-owned captive arrangements has reduced the mortgage guaranty insurers use of third party reinsurance for their risk management needs.

Both Fannie Mae and Freddie Mac have recently taken positions that place increased pressure on the mortgage guaranty insurance industry. In early 1999, Fannie Mae reduced the amount of insurance coverage required for loans it purchases. Fannie Mae has also introduced certain products that may further decrease the need for mortgage guaranty insurance. The reduced risk and revenue opportunities for the mortgage guaranty insurance industry caused by the recent actions of Fannie Mae and Freddie Mac further lessen the industry's need for third-party reinsurance.

Low loss ratios, higher premiums and streamlined operations have allowed mortgage insurers to bolster capital thereby diminishing the need for reinsurance support. The mortgage insurers, however, continue to utilize non-captive reinsurance to optimize financial results and/or meet rating agency capitalization requirements. The Company, which through Capital Mortgage is the only dedicated mortgage guaranty reinsurer, has been able to capitalize on these factors by providing sophisticated mortgage reinsurance products in addition to the quota share reinsurance products historically offered. Moreover, the Company has begun to develop new reinsurance products specifically for lender-owned captives that will enable such captives to have greater financial flexibility while providing risk management and other financial benefits.

Rating agencies currently impose more stringent requirements on risk-to-capital ratios for mortgage guaranty insurers than the 25:1 ratio imposed by applicable law. Generally, S&P and Moody's require that AA rated mortgage guaranty insurers operate at a risk-to-capital ratio of less than 20:1. The maintenance or improvement of high quality (AA or better) financial strength ratings directly influences an insurer's ability to compete in the market and access capital resources to support its book of business. One new product offered by mortgage insurers, known as GSE pool insurance, is extremely capital consumptive and, in an effort to operate at a ratio below 20:1, some mortgage insurers have approached the third-party reinsurance market. The Company has begun to develop sophisticated reinsurance products designed to provide capital relief and solve rating agency concerns arising from the GSE pool insurance product.

(b)  Trade Credit Reinsurance Market-

Trade credit insurance protects sellers of goods and services from the risk of non-payment of trade receivables and is a large, well-established specialty insurance product, particularly in Western Europe. Policyholders are generally covered for short-term exposures (generally less than 180 days and averaging 60-90 days) to insolvency or payment defaults by domestic and/or foreign buyers. Some export credit policies also cover political events which can disrupt either the flow of goods and services or payment for goods and services. Specialist underwriters dominate the market, using sophisticated information management systems to provide rapid approval of policy requests while maintaining underwriting controls. Trade credit insurance relies on credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty insurance. Results are heavily dependent upon macroeconomic conditions, with typical loss ratios of 30-50% during healthy economies and rising to 80-100% during recessions.

The trade credit reinsurance market is led by traditional international multiline reinsurers, principally Munich Re and Swiss Re, who have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. Capital Credit has attempted to identify areas of opportunity where its specialty focus provides some advantage over the traditional players. Revenue targets have been set conservatively with the intention of selectively choosing participations. The product mix combines quota share and structured excess participations that are geared to produce results that outperform the overall credit insurance market.

Although trade credit reinsurance represents the bulk of its portfolio, Capital Credit has written reinsurance in several related specialty areas, including international bonding and political risk reinsurance. Capital Credit ceased writing specialty reinsurance in early 1999.

(c)  Title Reinsurance Market-

Title insurance is currently written by seven national and dozens of regional companies throughout the United States, all of which are required by statute to be monoline insurers. Title insurance essentially provides the acquirer or the mortgagee of real property with two forms of coverage. The first assures that the search and examination of the real estate records upon which the acquirer or mortgagee is relying for good and clean title was properly performed. In insuring that a process was in fact properly done and recorded, the title insurer is providing risk exclusion. The second form of coverage assures that all previously existing mortgages and liens will be paid off from the proceeds of the sale or refinancing of the property. In insuring that the existing mortgages and liens are extinguished, the title insurer is providing risk assumption.

Capital Title was formed to take advantage of the strategic opportunities presented by the recent trends in the title insurance business discussed above. Specifically, reinsurance needs are becoming more complex as primary insurers strive to react to the trends detailed above by diversifying reinsurance recoverable risk, optimizing financial results and maintaining high quality claims-paying ability or financial strength ratings. Risk syndication and access to larger, independent pools of capital to support ever increasing industry exposure is an important issue as the industry begins to compete in a rated environment. To address the concerns of rating agencies and the resulting capital adequacy and profitability issues, title insurers are adjusting their business practices, especially with regard to commercial transactions. Rating agencies, lenders, and regulators are increasingly concerned with the level of risk being taken by insurers on large commercial transactions. Single-risk limits on the order of 20% to 30% of policyholders surplus have been, and are likely to continue to be, imposed on insurers. Accordingly, third party reinsurance, such as that provided by Capital Title, to build single risk capacity and as an overall capital substitute, has become important.

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

B.   BUSINESS OF CAPITAL RE:

(1)  Insurance in Force -

The information below is presented on a consolidated basis for Capital Reinsurance, Capital Mortgage, KRE, Capital Credit and Capital Title, unless expressly indicated otherwise. The information includes estimates derived from the accounting and statistical records of Capital Reinsurance, Capital Mortgage, KRE, Capital Credit and Capital Title. The Company did not write any financial solutions business prior to 1997; accordingly, no information relating to the financial solutions line is presented for 1996. Capital Reinsurance's credit default swap income and exposure is included as part of financial guaranty premium and exposure. The table below sets forth gross and net premiums written and net premiums earned by line of business.

                          Premiums by Line of Business

                             (dollars in thousands)

                                                  Year Ended December 31,
                                            ====================================
                                             1998           1997         1996
================================================================================
Gross Premiums Written:
--------------------------------------------------------------------------------
Financial Guaranty Division:
--------------------------------------------------------------------------------
     Municipal                               $55,280       $52,778       $48,411
--------------------------------------------------------------------------------
     Non-Municipal                            39,872        16,674        10,902
--------------------------------------------------------------------------------
Financial Risks Division:
--------------------------------------------------------------------------------
     Mortgage                                 66,802        70,752        53,683
--------------------------------------------------------------------------------
     Credit                                   35,298        23,025        15,070
--------------------------------------------------------------------------------
     Title                                     5,713         4,024         1,752
--------------------------------------------------------------------------------
     Financial Solutions                      10,976         2,689             0
--------------------------------------------------------------------------------
Total Gross Premiums Written                $213,941      $169,942      $129,818
================================================================================

================================================================================
Net Premiums Written:
--------------------------------------------------------------------------------
Financial Guaranty Division:
--------------------------------------------------------------------------------
     Municipal                               $52,269       $50,157       $36,707
--------------------------------------------------------------------------------
     Non-Municipal                            39,772        16,599        10,902
--------------------------------------------------------------------------------
Financial Risks Division:
--------------------------------------------------------------------------------
     Mortgage                                 66,725        70,480        40,936
--------------------------------------------------------------------------------
     Credit                                   35,142        22,955        14,891
--------------------------------------------------------------------------------
     Title                                     5,713         4,024         1,752
--------------------------------------------------------------------------------
     Financial Solutions                      10,976            60             0
--------------------------------------------------------------------------------
Total Net Premiums Written                  $210,593      $164,275      $105,188
================================================================================

================================================================================
Net Premiums Earned:
--------------------------------------------------------------------------------
Financial Guaranty Division:
--------------------------------------------------------------------------------
     Municipal                               $42,956       $29,748       $27,540
--------------------------------------------------------------------------------
     Non-Municipal                            20,705        11,402         7,199
--------------------------------------------------------------------------------
Financial Risks Division:
--------------------------------------------------------------------------------
     Mortgage                                 59,347        53,246        43,882
--------------------------------------------------------------------------------
     Credit                                   28,688        17,207        12,239
--------------------------------------------------------------------------------
     Title                                     5,713         3,628         1,576
--------------------------------------------------------------------------------
     Financial Solutions                      10,976            60             0
--------------------------------------------------------------------------------
Total Net Premiums Earned                   $168,385      $115,291       $92,436
================================================================================

     The following charts set forth certain information regarding gross premiums written on insurance ceded to the Company by its largest ceding company clients in each material line of business in 1998, 1997, and 1996.

          Gross Premiums Written by Primary Financial Guaranty Insurer
                             (dollars in thousands)

                                   Year Ended December 31,
                  ==============================================================
                    1998                     1997                    1996
================================================================================
Primary      Gross       Percent      Gross       Percent       Gross    Percent
Insurer     Premiums     of Total    Premiums    of Total     Premiums  of Total
            Written      Written     Written                  Written
--------------------------------------------------------------------------------
AMBAC        $9,458        10%        $4,797         7%         $8,766       15%
--------------------------------------------------------------------------------
CGA          12,763        13            108         0               0        0%
--------------------------------------------------------------------------------
FGIC          4,683         5         15,559        22          15,388       26
--------------------------------------------------------------------------------
FSA          25,567        27         19,518        28           8,590       14
--------------------------------------------------------------------------------
MBIA(1)      33,538        35         28,063        40          25,681       43
--------------------------------------------------------------------------------
Other         9,143        10          1,047         2             888        1
--------------------------------------------------------------------------------

================================================================================
Total       $95,152       100        $69,452       100%        $59,313      100%
================================================================================
(1) 1996 and 1997 premiums for MBIA include business ceded by Capital Markets Assurance Company, which was acquired by MBIA in 1998.

           Gross Premiums Written by Primary Mortgage Guaranty Insurer
                             (dollars in thousands)

                                   Year Ended December 31,
                  ==============================================================
                          1998                  1997                1996
================================================================================
Primary              Gross     Percent    Gross    Percent    Gross      Percent
Insurer             Premiums  of Total   Premiums of Total   Premiums   of Total
                     Written              Written            Written
--------------------------------------------------------------------------------
PMI                  13,427     20%      $15,176     21%      $13,897        26%
--------------------------------------------------------------------------------
CMAC                 31,217     47        26,879     38        20,553        38
--------------------------------------------------------------------------------
GEMICO                8,829     13         9,908     14         7,686        14
--------------------------------------------------------------------------------
Commercial              952      1         4,173      6         4,490         8
General Union
--------------------------------------------------------------------------------
Other                12,377     19        14,616     21         7,057        14
--------------------------------------------------------------------------------

================================================================================
Total               $66,802    100%      $70,752    100%      $53,683       100%
================================================================================

                 Gross Premiums Written by Primary Title Insurer
                             (dollars in thousands)

                                       Year Ended December 31,
                  ==============================================================
                         1998                 1997                  1996
================================================================================
Primary           Gross      Percent     Gross     Percent    Gross      Percent
Insurer          Premiums   of Total    Premiums  of Total   Premiums   of Total
                 Written                Written              Written
--------------------------------------------------------------------------------
Commonwealth      $1,536       27%       $1,243       31%        $536        31%
--------------------------------------------------------------------------------
United General     2,503       44         1,600       40        1,061        61
--------------------------------------------------------------------------------
Other              1,674       29         1,181       29          155         8
--------------------------------------------------------------------------------

================================================================================
Total             $5,713      100%       $4,024      100%      $1,752      100%
================================================================================


                Gross Premiums Written by Primary Credit Insurer
                             (dollars in thousands)

                                      Year Ended December 31,
                  ==============================================================
                           1998                1997                1996
================================================================================
Primary               Gross    Percent   Gross     Percent   Gross       Percent
Insurer             Premiums  of Total  Premiums  of Total  Premiums    of Total
                     Written            Written             Written
--------------------------------------------------------------------------------
AIU                  $8,697      25%      $5,903      23%      $4,176       28%
--------------------------------------------------------------------------------
HERMES                2,775       8        2,989      12        3,513        23
--------------------------------------------------------------------------------
HSB                   4,663      13          120       0            0         0
--------------------------------------------------------------------------------
NCM                   4,557      13        4,358      17        3,838        25
--------------------------------------------------------------------------------
Trade Indemnity       2,327       7        2,667      10          501         3
--------------------------------------------------------------------------------
Other                12,279      35        6,988      38        3,042        20
--------------------------------------------------------------------------------

================================================================================
Total                35,298     100%     $23,025     100      $15,070       100
================================================================================


The following table sets forth the Company's gross premiums written, net premiums written and net premiums earned relating to its reinsured U.S. and non-U.S. risks for each of the three years ended December 31, 1998, 1997 and 1996.

                  U.S. and Non-U.S. Premiums Written and Earned
                             (dollars in thousands)

                                                                U.S.%  Non-U.S.%
                                  U.S.     Non-U.S.    Total    Total   Total
================================================================================
Year Ended December 31, 1998
--------------------------------------------------------------------------------
Gross Premiums Written          $169,620    $43,321   $213,941   79.3%     20.7%
--------------------------------------------------------------------------------
Net Premiums Written             166,420     44,174    210,594   79.0      21.0
--------------------------------------------------------------------------------
Net Premiums Earned              135,395     33,005    168,400   80.4      19.6
================================================================================

================================================================================
Year Ended December 31, 1997
--------------------------------------------------------------------------------
Gross Premiums Written          $130,396    $39,561   $169,957   76.7%     23.3%
--------------------------------------------------------------------------------
Net Premiums Written             125,016     39,273    164,289   76.1      23.9
--------------------------------------------------------------------------------
Net Premiums Earned               93,770     21,535    115,305   81.3      18.7
================================================================================

================================================================================
Year Ended December 31, 1996
--------------------------------------------------------------------------------
Gross Premiums Written          $104,605    $25,214   $129,818   80.6%     19.4%
--------------------------------------------------------------------------------
Net Premiums Written              80,298     24,890    105,188   76.3      23.7
--------------------------------------------------------------------------------
Net Premiums Earned               76,803     15,634     92,437   83.1      16.9
================================================================================


(2)  Detail on Financial Guaranty Insurance in Force -

The following table shows the Company's ten largest municipal financial guaranty single risk exposures by consolidated net par in force as of December 31, 1998. Collectively, these ten exposures accounted for 13.21% (consolidated net par) of the Company's reinsured financial guaranty portfolio.

         Ten Largest Municipal Financial Guaranty Single Risk Exposures
                                Net Par in Force
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                  Credit (1)             As of December 31, 1998
--------------------------------------------------------------------------------
California General Obligation Bonds                              $993,505
-------------------------------------------------------------------------
Massachusetts State GO & Bay Transportation Bonds                 919,338
-------------------------------------------------------------------------
New York City General Obligation Bonds                            910,339
-------------------------------------------------------------------------
New Jersey Transportation Trust Fund Authority                    862,191
-------------------------------------------------------------------------
Washington Public Power Supply System                             681,683
-------------------------------------------------------------------------
Long Island Power                                                 679,236
-------------------------------------------------------------------------
Los Angeles County California Metro Transportation                668,644
-------------------------------------------------------------------------
New York City Municipal Water Finance Authority                   661,353
-------------------------------------------------------------------------
New York State General Obligation Bonds                           604,942
-------------------------------------------------------------------------
Denver Colorado Airport System Revenue Bonds                      560,163
-------------------------------------------------------------------------

(1) All subject to non proportional Excess of Loss ("EOL") retrocessional program and/or Annual Debt Service ("ADS") retrocessional program. See
     "Business of Capital Re--Retrocessional Arrangements, Soft Capital Facilities and Intercompany Capital Supports."

The following table shows the Company's ten largest non-municipal financial guaranty exposures by consolidated net par in force as of December 31, 1998. The top nine exposures are asset backed securities, each of which may represent risk to one or more asset securitizations. In addition, asset backed securities serviced by a single seller/servicer have been listed as a single exposure, regardless of whether such securities belong to the same or different asset classes. Collectively, these ten exposures accounted for 6.87% (consolidated net par) of the Company's reinsured financial guaranty portfolio.

             Ten Largest Non-Municipal Financial Guaranty Exposures
                                Net Par in Force
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                                                   Net Par
Seller/Servicer or Issuer,            Asset Class/Credit        in Force as of
    as applicable                                              December 31, 1998
--------------------------------------------------------------------------------
The Money Store                   Residential Mortgages/Automobile   $680,509
                                  Loans
--------------------------------------------------------------------------------
Arcadia Financial Ltd.            Automobile Loans                   593,531
--------------------------------------------------------------------------------
Takefuji Corporation              Consumer Receivables               401,000
--------------------------------------------------------------------------------
United Companies Financial
 Corporation                      Residential Mortgages              399,471(1)
--------------------------------------------------------------------------------
ContiMortgage                     Residential Mortgages              399,341
--------------------------------------------------------------------------------
IMC Mortgage                      Residential Mortgages              321,075
--------------------------------------------------------------------------------
Commerzbank                       Collateralized Loan Obligations    300,000
--------------------------------------------------------------------------------
Chevy Chase Bank                  Residential Mortgages/Automobile   287,304
                                  Loans
--------------------------------------------------------------------------------
Advanta                           Residential Mortgages/Automobile   270,664
                                  Loans
--------------------------------------------------------------------------------
Government Development Bank for   Bank                               267,000
Puerto Rico(2)
--------------------------------------------------------------------------------

(1) Of this amount, $276 million in net par is reinsured on an excess of loss basis.

(2) Pursuant to this transaction, the Company has guaranteed a triple-A rated financial guaranty insurer's financial guaranty obligations with respect to certain bonds issued by the Government Development Bank for Puerto Rico. The execution for this transaction is a credit default swap.

Although the Company generally does not write financial guaranty reinsurance on obligations that are non-investment grade at the time reinsured, the credit ratings of certain obligations may be reduced after the date such obligations are reinsured. The Company monitors its exposure to non-investment grade obligations and in this regard relies in part on information provided by its ceding companies, particularly with respect to certain municipal treaty business. The Company is familiar on an ongoing basis with the criteria used by S&P and Moody's for determining the investment grade status of the various credit sectors reinsured by the Company. These criteria are specific to, and vary considerably depending on, the line of business and type of credit reinsured. In certain cases, the Company and/or its cedants may obtain access to information on individual credits indicating that those credits no longer conform to the rating agencies' investment grade criteria, even through the rating agencies may not have yet reviewed those credits to determine their investment grade status. In such cases, the Company and/or its cedants may determine that certain individual credits are below investment grade quality. Based upon these procedures, the Company believes that approximately 1.25% of the reinsured financial guaranty portfolio (based on net par amount), or approximately $0.7 million, was rated below investment grade (i.e., not rated at least BBB- or Baa3 by either S&P or Moody's, or, if not rated, determined to be below investment grade in the opinion of the ceding company or the Company) at December 31, 1998. The following table sets forth the distribution of consolidated net book of business by rating as of December 31, 1998.

  [THE FOLLOWING TABLE WAS REPRESENTED BY A PIE CHART IN THE PRINTED MATERIAL.]

      Distribution of Financial Guaranty Net Book of Business by Rating(1)
                             As of December 31, 1998
                             (dollars in thousands)

                    NIG                               1.2%

                    AAA                               9.9%

                    BBB                              18.2%

                    AA                               19.4%

                    A                                51.3%

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


_____________________________________
(1) Non-rated securities are allocated among investment grade securities on a pro rata basis.

The financial guaranty reinsured portfolio of the Company contained exposures in each of the fifty states, the District of Columbia, Puerto Rico and several foreign countries. The following table sets forth the distribution of consolidated net book of business by state as of December 31, 1998.


  [THE FOLLOWING TABLE WAS REPRESENTED BY A PIE CHART IN THE PRINTED MATERIAL.]

        Distribution of Financial Guaranty Net Book of Business by State
                             As of December 31, 1998
                             (dollars in thousands)
                               Total: $57,093,361

                  State                       Distribution
                  -----                       ------------

               Washington                         2.45%

               Ohio                               2.51%

               Puerto Rico                        2.73%

               Mass.                              3.20%

               Ill.                               3.31%

               N.J.                               3.52%

               Penn.                              3.92%

               Florida                            5.16%

               Texas                              5.16%

               New York                           9.72%

               California                        10.74%

               Others                            47.57%

(3)  Exposure under Credit Default Swaps -

As of December 31, 1998, the Company had approximately $6.8 billion of nominal exposure as a counterparty to credit default swap agreements. This exposure is included in the information provided in "Business of Capital Re - Insurance In Force."

(4)  Marketing -

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

For the year ended December 31, 1998, intermediaries and brokers had accounted for 27.3% of U.S. gross premiums written and 77.3% of non-U.S. gross premiums written. The Company's relationships with these brokers do not commit or obligate the Company to accept business submitted by them. All applications for reinsurance from both new and existing ceding companies are subject to review and acceptance by the Company in accordance with the Company's underwriting guidelines. Brokers are compensated based on a percentage of premium, which varies from transaction to transaction. Certain U.S. domestic mortgage guaranty, non-municipal and other special risk reinsurance opportunities may also be produced by reinsurance intermediaries and brokers.

Capital Mortgage and KRE derive their mortgage guaranty reinsurance business principally through direct relationships with primary mortgage guaranty insurance companies. Reinsurance intermediaries and brokers are used in accessing reinsurance opportunities in the United Kingdom and the international market. Capital Credit has developed credit reinsurance business opportunities principally through reinsurance brokers and intermediaries. Capital Title has developed substantially all of its business opportunities through direct contacts with primary title insurers. The financial solutions line of business has developed its opportunities through both direct contact with life and health and property-casualty insurers and through reinsurance intermediaries.

(5)  Underwriting Guidelines, Policies and Procedures -

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

(c)  Trade Credit Reinsurance -

Credit sales expose the seller to numerous risks ranging from the ability and willingness of the buyer to make payments according to agreed terms to political events which could disrupt the relationship between the seller and the buyer. Credit insurance is available in a variety of forms, and in varying degrees of comprehensiveness, to cover many of the potential risks encountered by the seller of goods and services. There are two broad areas of risk assumed in credit insurance and, consequently, reinsurance: commercial risks, including bankruptcy of the buyer and political risks, which can interfere with the fulfillment of an otherwise valid contract. Credit insurance underwriters manage risk by modifying the terms of coverage, by diversifying exposures to control aggregations of risks to particular buyers, industries, or territories, and by developing sophisticated databases of credit and political information. Up until early 1999, the Company also wrote a limited portfolio of other specialty lines related to trade credit reinsurance. All risks reinsured by the Company must be approved by an International Underwriting Committee composed of senior underwriting staff, including the Chief Underwriting Officer. The Company performs extensive diligence of prospective ceding companies to identify those expected to produce superior underwriting results, structures its reinsurance participation to eliminate unacceptable risks and actively monitors exposures to identify any deterioration in risk profile and control aggregation across participations.

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

(e)  Financial Solutions -

The underwriting process used in the financial solutions line places significant emphasis on actuarial analysis. Transactions are either underwritten on a risk remote basis or are subject to an aggregate limit of liability for the reinsurer, standards that are compatible with the Company's "zero loss" financial guaranty underwriting standard.

Moreover, many financial solutions transactions provide for the payment of additional premium to the reinsurer in the event of poor loss experience on the reinsured business and for the payment of a profit commission to the reinsured in the event of favorable loss experience. Losses can be expected to occur in the Company's existing and future financial solutions portfolio.

(6) Retrocessional Arrangements, Soft Capital Facilities and Intercompany Capital Supports -

The Company's business strategy places emphasis on the development of retrocessional relationships which provide the Company with a higher level of reinsurance risk capacity and serve as a means of accessing additional reinsurance opportunities. The Company's retrocessional strategy emphasizes building single-risk capacity and risk management. The Company retroceded 1.6% or $3.3 million of its gross premiums written in 1998, 1.7% or $3.5 million of its gross premiums written in 1997 and 19.0% or $24.6 million of its gross premiums written in 1996.

In 1992, Capital Reinsurance entered into a portfolio first loss and excess of loss reinsurance agreement with Centre Reinsurance Company of New York, a AA rated reinsurer. The agreement, which covered the entire reinsured portfolio of Capital Reinsurance, provided protection against currently unforeseen losses which, should they occur, would, in the absence of the reinsurance cover, require a significantly greater loss reserve in the year of occurrence. The cover also provided Capital Reinsurance with catastrophic loss protection. Capital Credit entered into a similar cover in 1992 with AXA Re Finance S.A. Under these arrangements, as of December 31, 1998, Capital Reinsurance has ceded $19.5 million in premium and Capital Credit has ceded $4.25 million in premium.

On January 31, 1994, Capital Reinsurance entered into an agreement with Deutsche Bank AG for a credit facility of up to $75 million specifically designed to provide rating agency qualified capital to further support the claims-paying resources of Capital Reinsurance. On March 22, 1999, the amount of the facility was increased to $100 million. The agreement expires on January 27, 2006.

As part of its original capital structure, in 1994 Capital Mortgage purchased $30 million of portfolio excess of loss reinsurance. Additionally, in 1994 Capital Reinsurance established a $100 million portfolio excess of loss reinsurance arrangement.

The Company creates specialized retrocessional structures for establishing large financial guaranty single risk capacity, which the Company believes improve its competitive position with the primary financial guaranty insurance market. The Company believes that its ability to offer the primary financial guaranty market reinsurance capacity for the largest insurable debt issues is a significant marketing benefit, which allows it to access additional reinsurance opportunities. The Company's retrocessional treaty programs are its EOL Program and ADS Program. The EOL Program was a structured, non-proportional retrocessional treaty which (i) produced single risk capacity for the largest issuers of insurable municipal bonds, (ii) allowed international retrocessionaires to participate at a variety of risk levels, (iii) improved transactional profitability for the Company and (iv) complied with the Company's external risk limitations. The EOL Program was active through the end of 1991, and currently no new business is being ceded to it. The ADS Program is a proportional treaty covering annual payment obligations of the Company on certain of its large financial guaranty exposures.The ADS Program was effective as of January 1, 1992.

Capital Credit acts as a captive retrocessionaire for Capital Reinsurance in connection with reinsurance opportunities that might otherwise be constrained in the context of Capital Reinsurance's regulatory limitations. Capital Reinsurance ceded to Capital Credit $1.8 million, $3.1 million and $0 million in premiums, and $.3 billion, $.7 billion and $.8 billion in par amounts, for the years ended December 31, 1998, 1997 and 1996, respectively. KRE provides retrocessional capacity to Capital Reinsurance, Capital Mortgage, Capital Credit and Capital Title. Capital Reinsurance ceded to KRE $1.8 million, $2.0 million and $1.1 million in premiums, and $0 billion, $0 billion and $.3 billion in par amounts, for the years ended December 31, 1998, 1997 and 1996, respectively.

Capital Credit and Capital Reinsurance have terminated, as of December 31, 1998, on a cut-off basis, a reinsurance arrangement whereby Capital Reinsurance supported Capital Credit's business by providing $25 million in aggregate excess coverage to it. In addition, Capital Credit and Capital Reinsurance have terminated, as of December 31, 1998, on a cut-off basis, an aggregate excess of loss reinsurance agreement pursuant to which Capital Reinsurance covered 100% of Capital Credit's losses on its trade credit and specialty book in excess of a 40% loss ratio, up to a $3.5 million annual limit. Capital Re supports Capital Credit's A+ rating via a $50 million guaranty of Capital Credit's liabilities.

Approximately $85 million of per policy coverage is provided to Capital Title by KRE pursuant to a Per Policy Excess of Loss Retrocession Agreement. Under this agreement, KRE covers an amount of loss paid by Capital Title arising from each of its policies equal to $90 million minus Capital Title's retention under the agreement. Capital Title's retention under the agreement is equal to the greater of: (i) $5 million, and (ii) 20% of Capital Title's policyholder's surplus. $25 million of additional coverage is provided by KRE to Capital Title pursuant to an Excess of Loss Retrocession Agreement. Under this agreement, KRE covers up to $25 million of loss paid by Capital Title arising from its policies in excess of the lesser of: (i) 100% of Capital Title's net written premium and (ii) the amount by which Capital Title's statutory capital exceeds $25 million. In addition, Capital Reinsurance and KRE are parties to a Guaranty Agreement pursuant to which Capital Reinsurance has guaranteed all of KRE's obligations arising under all reinsurance contracts issued or assumed by KRE covering business other than business classified by KRE as mortgage guaranty reinsurance, credit reinsurance and financial guaranty reinsurance, to the extent such obligations are associated with the first $18 million of premium per calendar year written by KRE with respect to such business. As of December 31, 1998, Capital Reinsurance ceased to guaranty any KRE obligations assumed after such date other than treaty title obligations reinsured by KRE. On December 31, 1999, the guaranty will terminate in its entirety with regard to obligations of KRE assumed after such date. However, KRE has purchased $100 million of excess of loss protection from ACE Bermuda Insurance, Ltd. with respect to its liabilities under the Per Policy Excess of Loss Retrocession Agreement described above.

Capital Mortgage and KRE are parties to a Capital Support Agreement pursuant to which Capital Mortgage has agreed, subject to certain limitations, to maintain the net worth of KRE at $15 million and KRE has agreed to maintain the net worth of Capital Mortgage at $25 million.

(7)  Competition -

(a)  Financial Guaranty Reinsurance -

Capital Reinsurance competes directly with one U.S. financial guaranty reinsurer, Enhance Reinsurance Company, and indirectly with various international multiline reinsurers and insurers. Based upon the 1998 annual statutory statements filed by each of the primary U.S. financial guaranty insurers, the Company believes that the Company and its principal competitor assumed most of the reinsurance ceded by the primary U.S. financial guaranty insurers in 1998.

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

Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation of claims-paying ability by the major rating agencies, including S&P. S&P will grant credit against a primary company's capital requirements and single risk limits for reinsurance ceded, provided the reinsurer meets S&P claims-paying ability standards. The primary company receives a 100% credit for reinsurance ceded subject to the reinsurer's maintenance of a AAA financial strength rating from S&P. A 70% credit is assigned if the reinsurer is rated AA and 30% if the reinsurer is rated A.

Capital Reinsurance also faces competition indirectly from other triple-A rated financial institutions which provide capital substitutes to the primary financial guaranty insurance companies. Several international commercial banks have developed credit facilities and letter of credit products that qualify as rating agency capital and therefore provide primary insurers with increased insurance capacity for rating agency purposes. However, these banking facilities cannot provide regulatory capital or credit against liabilities. Further, the current lack of substantial triple-A bank credit has reduced banks as a competitive force in the reinsurance market. Competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and the need for reinsurance in general is diminished. The Company believes that primary insurers have recently increased their primary capital base and that increased competition from foreign insurers is occurring. AXA Group Cie., one of France's largest insurers, established a subsidiary in 1995, AXA Re Finance S.A., in an effort to compete more effectively with triple-A rated U.S. financial guaranty reinsurers. In 1998, RAM Re, a Bermuda domiciled financial guaranty reinsurance company, commenced operations. RAM Re is rated AAA by S&P and Aa3 by Moody's. In addition, several multiline reinsurers have begun assuming certain forms of financial guaranty reinsurance over the past year.

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

In recent years, the primary mortgage insurers have established numerous risk and profit sharing mechanisms with lenders. As a result of a ruling by the Comptroller of the Currency in 1997, federal banks are now permitted to establish operating subsidiaries, known as lender-owned captives, to reinsure a portion of the mortgage insurance issued on loans originated or purchased by the bank or its lending affiliates. The growing use of lender-owned captives that assume risk from the primary mortgage insurers has materially altered mortgage guaranty insurance industry in that the primary insurers now cede a significant percentage of premium to lender-owned captives leaving less premiums available to purchase reinsurance from third parties.

Like financial guaranty reinsurance, competition is also a function of the ease with which primary insurers can raise capital in the private or public equity markets. Increased primary capital increases the ability of insurers to retain risk and reduces the need for reinsurance in general.

(c)  Trade Credit Reinsurance -

The trade credit reinsurance market is led by traditional multiline insurers and reinsurers, principally Munich Re and Swiss Re, which have been able to maintain their dominant market position in part through their ownership interests in many of the leading primary companies. In addition to the market leaders, there are a large number of mainly

European  and  U.S.  reinsurers  that  compete  for  the  business.   Reciprocal
reinsurance arrangements between primary companies are widespread, thus adding to the degree of competition in the industry.

(d)  Title Reinsurance -

Capital Title is the only U.S. professional reinsurer which specializes in third-party title reinsurance. To date, substantially all title reinsurance has been provided by the large title insurance companies, except for some minor excess coverage. The global reinsurance market has not been tapped to any significant extent by title insurers.

(e)  Financial Solutions -

The financial solutions line of business is generally highly competitive, with many life and health and property-casualty reinsurers offering products similar to, or in direct competition with, those offered by KRE and ACRE. Nevertheless, KRE and ACRE have focused (i) in certain sub-markets having little or no direct competition and (ii) on bespoke transactions. KRE and ACRE typically avoid commodity-type products and "bidding" situations.

(8)  Ratings -

(a)  Financial Guaranty Reinsurance -

The financial strength of Capital Reinsurance is rated AAA by S&P and Aa2 by Moody's. In addition, Capital Reinsurance's claims paying ability is rated AAA by Fitch. Prior to March 10, 1999, the financial strength of Capital Reinsurance had been rated Aaa by Moody's; however, on March 10, 1999, Moody's downgraded the financial strength rating of Capital Reinsurance to Aa2. The financial strength rating of a reinsurer is particularly important in the area of financial guaranty reinsurance, because that rating affects the amount of capital credit the rating agencies will allow to a ceding company in connection with a cession to that reinsurer. S&P will permit a AAA rated ceding company 100% credit for a cession only if the reinsurer is also triple A rated. Moody's does not have published standards for determining the amount of credit a Aaa rated ceding company will be permitted for a cession to an Aa2 rated reinsurer; however, the rating of the reinsurer is an important element in Moody's determination of the amount of permitted credit.

The ceding commission payable by Capital Reinsurance under certain of Capital Reinsurance's reinsurance agreements with two of its financial guaranty ceding companies will increase as a result of the recent rating action by Moody's. The increase will apply to in-force and future business ceded by those companies. The financial impact of the increased ceding commission with respect to the in-force business at December 31, 1998 is not expected to exceed $2.0 million in 1999. Generally, Capital Reinsurance's reinsurance agreements with its ceding companies give the ceding companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume were not triggered by Capital Reinsurance's March 10th downgrade. Additionally, one of the two ceding companies referred to above may reassume a minor portion of its previously ceded business based on the recent rating action alone; however, that company has not indicated that it will exercise the option. The Company does not believe that the recent downgrade of its financial strength rating by Moody's will have a material adverse affect on its long-term business prospects.

The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. These criteria follow the standards used to evaluate the financial strength of primary monoline financial guaranty insurers. The financial strength ratings assigned by S&P and Moody's are based upon factors relevant to policyholders and are not directed towards the protection of investors in Capital Re. The financial strength rating criteria used by S&P and Moody's focus on the following factors: capital resources, financial strength; demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations; and a minimum policyholders' surplus comparable to primary company requirements, with capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy.

S&P has published standards as to capital charges and single risk categories to which Capital Reinsurance and other triple-A rated financial guaranty insurers and reinsurers must adhere in order to maintain their highest ratings. These standards weight numerous factors to types of obligations which are significantly more complex than an insurance-in-force-to-capital ratio. In addition, capital adequacy is tested against an economic model that simulates a growth period followed by an economic depression which assumes no new business is written.

(b)  Mortgage Guaranty Reinsurance -

A reinsurer's financial ability to pay claims is the standard of value to its primary insurance market. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on such mortgages has been issued by an insurer with a financial strength rating of at least AA- from S&P or at least Aa3 from Moody's or a claims-paying ability rating of at least AA-from Duff & Phelps or Fitch. As a result, each of the seven U.S. primary mortgage guaranty insurers has a financial strength or claims-paying ability rating of at least AA and generally seeks similarly rated reinsurance security.

Capital Mortgage and KRE each have a AA financial strength rating from S&P, and KRE also has a AA+ claims-paying ability rating from Duff and Phelps. On December 16, 1998, the S&P ratings for both Capital Mortgage and KRE were placed on "CreditWatch" with negative implications. To The extent the S&P ratings were downgraded below the AA category, the credit received by the ceding companies for the reinsurance provided by Capital Mortgage and KRE would be discounted under S&P's capital adequacy models. In addition, certain of Capital Mortgage's and KRE's reinsurance contracts provide that the ceding company may recapture business previously ceded to the reinsurer if the reinsurer fails to either maintain an S&P rating of at least AA- or provide the ceding company with comparable security. In the event of a downgrade below AA-, the companies would be subject to additional costs incurred in providing AA- security. Both Capital Mortgage and KRE have identified potential new sources of reinsurance premium which would not be as dependent on AA ratings as the traditional sources of business. Both companies will seek to develop these opportunities in 1999.

(c)  Title Reinsurance -

Capital Title is rated AA- by S&P and Duff & Phelps. The S&P rating for Capital Title is currently on "CreditWatch" with negative implications. Although the rating agencies have not published explicit rules regarding rating agency credit for reinsurance in the title insurance area, in practice, the primary title insurers receive 100% credit for cessions to Capital Title. Title insurers are only beginning to obtain claims- paying ability ratings; the general standard of creditworthiness that seems to be developing in the title insurance industry is A.

(d)  Other Ratings -

In 1997, Capital Credit received an A+ financial strength rating from S&P. The S&P rating for Capital Credit is currently on "CreditWatch" with negative implications. The Company's senior debt is rated A by S&P and A1 by Moody's, and the MIPS issued by the Company's finance subsidiary, Capital Re LLC, are rated BBB+ by S&P and a2 by Moody's.

Capital Reinsurance, Capital Mortgage, KRE and Capital Title have not received ratings from A.M. Best Company, Inc. ("A.M. Best"), a major rating agency covering the insurance industry. A.M. Best rates insurance companies annually and provides statistical reports on their financial condition and history. However, A.M. Best has not rated financial guaranty insurers and reinsurers. Because the financial strength ratings discussed above from S&P and Moody's and the claims-paying ability ratings discussed above from Duff & Phelps and Fitch are generally considered far more important than A.M. Best ratings in the markets in which those companies compete, the Company believes the absence of an A.M. Best rating has no impact on the Company's business or on its competitive position.

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

For the year ended December 31, 1998, Capital Reinsurance had one unusual value, which was an increase in net writings, and Capital Mortgage had two unusual values, both of which were related to the establishment of a reserve by Capital Mortgage's subsidiary, KRE, in connection with KRE's reinsurance of three issues of asset backed securities serviced by Commercial Financial Services, Inc.

(10) Losses and Reserves -

In the financial guaranty reinsurance business, case basis loss reserves are required to be established under generally accepted accounting principles ("GAAP") and statutory accounting practices ("SAP") when a payment default on an insured obligation is probable and the amount of the probable loss can be reasonably estimated. Moreover, under its various reinsurance treaties and facultative agreements, Capital Reinsurance is obligated to establish and maintain SAP case basis loss reserves. Under GAAP, the amount of the case basis loss reserve is calculated as the present value of the losses expected to be incurred through the full term of the obligation, including loss adjustment expenses, net of anticipated salvage and subrogation. Under current Maryland insurance law, case basis loss reserves may not be discounted under SAP.

In the mortgage guaranty reinsurance business, the Company's reserves are a function of the reserving methodologies of the primary insurance companies from which mortgage guaranty risk is assumed. A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event a potential future claim), the reporting of such default to the primary insurance company, the primary company's notification of loss to the reinsurer and the eventual payment of the claim related to the default. To recognize the liability for unpaid mortgage guaranty losses related to defaulted mortgages, primary mortgage guaranty insurers establish loss reserves in respect of such defaults based upon the claim rate and estimated average claim amount. Included in these loss reserves are loss adjustment expense ("LAE") and Incurred But Not Reported Reserves. These reserves are estimates and there can be no assurance that they will prove adequate to cover ultimate loss developments on the reported defaults. The reserving process is premised on the assumption that historical experience relating to mortgage defaults, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions that have affected certain regions of the United States. Additionally, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future.

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

For the financial solutions business, reserves are set according to the type of product reinsured. Generally, for quota share reinsurance transactions, reserves equal the present value of future policy benefits less the present value of future policy premiums. For other transactions, reserves are set according to the expectation of future payments to be made under the agreement.

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

As of December 31, 1998, the Company had established a net $84.6 million in GAAP case basis loss and LAE reserves (of which $18.2 million is classified as incurred but not reported reserves in the Company's statutory financial statements). The Company believes its loss and LAE reserves are adequate. The following table sets forth for the periods indicated certain information regarding the Company's loss experience.

                                                                Year Ended December 31
                                                                (dollars in thousands)
                                                      ==========================================
                                                          1998           1997             1996
================================================================================================
GAAP Net Premiums Earned                                 168,385        115,291          92,436
-----------------------------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at
   Beginning of Period (including foreign currency
   revaluation)                                           22,459         18,068          10,259
-----------------------------------------------------------------------------------------------
Incurred Losses and LAE                                   75,182         15,633           9,483
-----------------------------------------------------------------------------------------------
Paid (Recovered) Losses and LAE                           13,184         10,836           1,969
-----------------------------------------------------------------------------------------------
Unrealized Foreign Currency Loss on Reserve
   Revaluation                                               210           (406)            296
-----------------------------------------------------------------------------------------------
Net Reserve for Unpaid Losses and LAE at
   End of Period (including foreign currency
   revaluation)(1)                                        84,667         22,459          18,069
-----------------------------------------------------------------------------------------------
Ratio of Losses Incurred and LAE to GAAP
   Net Premiums Earned                                     44.64%         13.56%          10.26%
================================================================================================

(1) Net of reinsurance recoverable on ceded losses of (in thousands) $3,292, $5,527 and $1,833 for the years ended December 31, 1998, 1997 and 1996, respectively.

In addition, as of December 31, 1998, the Company had established a net $17.8 million in accident and health reserves and a net zero dollars in annuity benefit reserves. The Company believes its annuity benefit and accident and health reserves are adequate.

(11) Investments -

In managing its investment portfolio, the Company places a high priority on credit quality and liquidity. Investment policy is set by the Board of Directors and specific investments are managed by two outside advisers: Lazard Freres Asset Management, Inc. and Goldman Sachs Asset Management (the "Advisers"). The Advisers act as investment managers of the Company's portfolio under contracts terminable on 30 days' notice. Performance of the Advisers and the fees associated with these arrangements have been and will continue to be periodically reviewed by the Board of Directors of the Company. All investments made by the Advisers for the Company are in accordance with the general requirements and guidelines for investments established by the Board of Directors and Investment Committee thereof, including guidelines relating to average maturities, duration and quality, in accordance with applicable law. All investments in municipal bonds and certain asset backed securities are subject to prior approval by the Capital Reinsurance underwriting department. The Company's current investment policy permits the purchase of both investment grade and non-investment grade fixed income securities, provided that non-investment grade fixed income securities may be rated no lower than "B" at the time of purchase. Further, total investment in non-investment grade fixed income securities may not exceed 3% of the aggregate portfolio.

At December 31, 1998, 79.5% of the Company's investment portfolio consisted exclusively of fixed income securities rated AAA or A-1+ by S&P or Aaa or P-1 by Moody's, or issues by the U.S. Government or its agencies or instrumentalities. Overall weighted average credit quality is AA+.

The Company's investment guidelines allow tactical purchases of high yield/emerging market debt securities at the discretion of the Advisers and within the constraints established by the Board of Directors. The overall portfolio performance, however, remains benchmarked to composite domestic benchmarks. No assurance can be given that the Company's strategy of diversification will prove successful, or that losses will not be incurred in excess of those realized under the prior investment strategy.

                                      Aggregate Investment Portfolio by Maturity
                                                  as of December 31
                                               (dollars in thousands)
                           =========================================================================================
                                      1998                             1997                           1996
====================================================================================================================
                            Carrying        Percentage       Carrying       Percentage       Carrying     Percentage
                              Value          of Total          Value         of Total          Value       of Total
Maturity of                                 Investment                      Investment                    Investment
Investments                                  Portfolio                       Portfolio                     Portfolio
--------------------------------------------------------------------------------------------------------------------
Due in One Year or            $104,982          8.9%           $87,757          8.7%           $76,606         8.5%
  Less
--------------------------------------------------------------------------------------------------------------------
Due After One Year             127,040         10.8%           112,001         11.1%           117,503        13.0%
  Through Five Years
--------------------------------------------------------------------------------------------------------------------
Due After Five Years           151,639         12.9%           128,094         12.6%            74,723         8.3%
  Through Ten Years
--------------------------------------------------------------------------------------------------------------------
Due After Ten Years            791,377         67.4%           683,239         67.6%           632,270        70.2%
--------------------------------------------------------------------------------------------------------------------
Total Investment            $1,175,038          100%        $1,011,091          100%          $901,102         100%
  Portfolio
====================================================================================================================

          Aggregate Investment Portfolio and Yield by Type of Security
                             as of December 31, 1998
                             (dollars in thousands)

                                                              Carrying      Estimated      Weighted Average
                                                                Value          Fair             Yield
Investment Category                                                           Value         to Maturity(1)
===========================================================================================================
Long-Term Investments:
-----------------------------------------------------------------------------------------------------------
     Municipal Obligations                                     $526,685      $526,685             5.96%
-----------------------------------------------------------------------------------------------------------
     Corporate Securities                                       162,142       162,142             6.84%
-----------------------------------------------------------------------------------------------------------
     U.S. Government and Agency Obligations                     115,675       115,675             5.62%
-----------------------------------------------------------------------------------------------------------
     Mortgage-Backed Securities                                 193,620       193,620             6.62%
-----------------------------------------------------------------------------------------------------------
     Emerging Markets                                            11,661        11,661             7.50%
-----------------------------------------------------------------------------------------------------------
     Other Asset-Backed Securities                               67,549        67,549             6.46%
-----------------------------------------------------------------------------------------------------------
     Other                                                        9,559         9,559            10.80%
-----------------------------------------------------------------------------------------------------------
Total Long-Term Investments                                   1,086,891     1,086,891             6.26%
-----------------------------------------------------------------------------------------------------------
Short-Term Investments                                           88,147        88,147             5.03%
===========================================================================================================

===========================================================================================================
Total Investment Portfolio                                   $1,175,038    $1,175,038             6.17%
===========================================================================================================

(1) Represents yield to maturity on long-term investments and current yield on short-term investments. All percentages are stated on a pre-tax basis, based on contractual maturity periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 1998, approximately $193.6 million or 16.5% of the Company's investment portfolio was comprised of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $167.5 million or 86.5% was backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of December 31, 1998, the entire MBS portfolio was invested in triple A rated securities.

Prepayment  risk is an  inherent  risk of holding  MBS.  However,  the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of December 31, 1998, $3.6 million or approximately 1.9% of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $190.0 million, or 98.1%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At December 31, 1998, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

(12) Data Processing -

The Company believes that its data processing system is adequate to support its current needs and that such system has the capacity to support a greater volume of reinsurance business.

The Company uses microcomputers on a Novell, Windows NT and UNIX network. The network has six fileservers which provide for disk duplexing and complete data and application redundancy. System applications files and databases are backed up to tape daily. Backup tapes are shipped to an off-site storage facility weekly and on-site backup is stored in a fire-proof safe outside the data center. For a discussion of Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II hereof.

(13) Employees -

As of December 31, 1998, the Company employed 67 persons, of whom 44 were in administration, legal, finance and management, 12 were in underwriting and technical support and 11 were in management information services. None of these employees is covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

(14) Executive Officers -

The executive officers of the Company and their present ages and positions with the Company are set forth below.

  Name                       Age       Position and Term of Office
  ----                       ---       ---------------------------

  Jerome F. Jurschak         51        Chairman  of the  Board  and  Chief  Executive  Officer
                                       (effective December 1998, officer since 1988)

  Joseph W. Swain III        46        President  and  Chief  Operating   Officer   (effective
                                       December 1998, officer since 1988)

  David A. Buzen             39        Executive  Vice President and Chief  Financial  Officer
                                       (officer since 1988)

  Alan S. Roseman            42        Executive   Vice   President,   General   Counsel   and
                                       Secretary (officer since 1989)

  Laurence C.D. Donnelly     40        Executive Vice President (officer since 1988)

  Susan L. Hooker            49        Executive Vice President (officer since 1990)

(15) Regulatory Status of Insurance Subsidiaries -

Capital Reinsurance is licensed as a surety, property and casualty insurer (including mortgage guaranty insurance) in the State of Maryland and is licensed or authorized to transact insurance business in the States of New York, Michigan, Florida and California and is an approved or accredited reinsurer in the States of Alaska, Colorado, Illinois, North Carolina, Pennsylvania, Texas and Wisconsin and in the Islands of Bermuda. Under its New York license, Capital Reinsurance is authorized to write surety insurance and to reinsure risks of every kind or description permitted by its charter (including financial guaranty risks). Notwithstanding the breadth of its New York license, Capital Reinsurance has committed to the New York Insurance Department that it will act in the United States only as a reinsurer and intends to reinsure only financial guaranty and related special risks consistent with its business strategy as a financial guaranty reinsurer.

On May 7, 1998, Capital Risk was incorporated under the laws of the State of Maryland. On October 29, 1998, it was authorized by the Maryland Insurance Administration, the same regulatory authority that oversees Capital Reinsurance in Maryland, to write surety business under the laws of Maryland. Capital Risk has received no authorizations to transact insurance business in any other state and it has not been accredited or qualified as a reinsurer by any other state's insurance regulatory authority. Under its license to write surety business in Maryland, Capital Risk may write primary financial guaranty insurance in Maryland consistent with its business plan to support the objectives of Capital Reinsurance and its affiliates.

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

Capital Reinsurance and Capital Risk are subject to the insurance laws and regulations of the State of Maryland and Capital Mortgage and Capital Title are subject to the insurance laws of the State of New York. Additionally, Capital Reinsurance, Capital Mortgage and Capital Title are subject to the laws of the other jurisdictions in which they are licensed to transact business. In general, such insurance laws and regulations are primarily for the protection of the policyholders of these companies, i.e., their ceding insurers, and ultimately the policyholders of those ceding insurers.

These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require reinsurance companies to maintain minimum standards of business conduct and solvency, including the satisfaction of minimum capital requirements, and certain financial tests, the maintenance of deposits of securities with state insurance departments for the benefit of ceding insurers and the filing of certain reports with regulatory authorities. Capital Reinsurance, Capital Mortgage and Capital Title are required to file quarterly and annual SAP financial statements in each jurisdiction where they are licensed and with the National Association of Insurance Commissioners, and are subject to certain risk limits and other statutory restrictions concerning the types and quality of, and limitations on, investments. Capital Risk is similarly required to file quarterly annual SAP financial statements, but only in Maryland and with the National Association of Insurance Commissioners.

The operations and accounts of Capital Reinsurance, Capital Risk, Capital Mortgage and Capital Title are subject to periodic examination by the insurance departments of the jurisdictions in which they are licensed, authorized or accredited. The Maryland Insurance Administration, the regulatory authority of the domiciliary jurisdiction of Capital Reinsurance, conducts a triennial examination of insurance companies domiciled in Maryland. During 1997, the Maryland Insurance Administration completed its field work in connection with a triennial examination of

Capital Reinsurance for the period from January 1, 1994 though December 31, 1996. The Report on Financial Examination, which was issued by the Maryland Insurance Administration on May 29, 1998 in connection with such examination, did not contain any materially adverse findings. The Maryland Insurance Administration has completed its field work on its Organization Examination, as of September 24, 1998, on Capital Risk. The final report has not been issued by the Maryland Insurance Administration. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Capital Mortgage, conducts a triennial examination of insurance companies domiciled in New York. During 1997, the New York Insurance Department completed its field work in connection with a triennial examination of Capital Mortgage for the period from January 1, 1994 though December 31, 1996. The report on the examination has not yet been issued. During the latter half of 1998, the New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of Capital Title, completed its field work in connection with a triennial examination of Capital Title for the period form March 6, 1996 to December 31, 1997. The report on the examination has not yet been issued.

Although the rates and policy terms of primary insurance agreements are generally closely regulated by state insurance departments, the terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority with respect to rates or policy terms. However, as a practical matter, the rates charged by the primary insurers have an effect on the rates that can be charged by reinsurers and, with respect to reinsurance of financial guaranty, mortgage guaranty and title primary insurers licensed in the States of California, Florida and New York, certain terms must often be included in the reinsurance agreement in order for such primary insurers to receive credit for the reinsurance on their statutory financial statements.

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

(16) Insurance Holding Company Regulations -

The Company, Capital Reinsurance, Capital Risk, Capital Mortgage and Capital Title are subject to regulation under the insurance holding company statutes of Maryland, the domiciliary state of Capital Reinsurance and Capital Risk, New York, the domiciliary state of Capital Mortgage and Capital Title, and of other jurisdictions in which they are licensed. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require an insurance holding company, such as the Company, and insurers and reinsurers that are subsidiaries of insurance holding companies, to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain inter-company transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material inter-company transfers of assets and certain transactions between insurance companies, their parent companies and affiliates. The insurance holding company statutes impose standards on certain transactions between affiliated companies within the holding company structure, which include, among other requirements, that all transactions be fair and reasonable and have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length and that those exceeding specified limits receive prior regulatory approval.

(17) Maryland and New York Insurance Acquisitions Disclosure and Control Acts -

Under the Maryland Insurance Code and New York Insurance Laws, unless certain filings are made with the Insurance Commissioner, no person may acquire any voting security, or security convertible into a voting security, of an insurance holding company, such as the Company, which controls a Maryland or New York insurance company, as applicable, such as Capital Reinsurance, Capital Risk, Capital Mortgage or Capital Title, or merge with such holding company, if, as a result of such transaction, such person would "control" such insurance holding company. Under current law, the transaction may not proceed without prior approval or exemption by the Insurance Commissioner unless following the required provision of certain information to the Insurance Commissioner, the Insurance Commissioner affirmatively approves the acquisition within a specified time period. "Control" is presumed to exist if a person, directly or indirectly, owns or controls 10% or more of the voting securities of another person. This presumption may be rebutted by establishing by a preponderance of evidence that control does not exist in fact.

(18) Restrictions on Dividends -

(a)  Maryland Law:

The principal source of cash for the payment of debt service and dividends by the Company is the receipt of dividends from Capital Reinsurance. Under current Maryland insurance law, as it applies to Capital Reinsurance, any proposed payment of a dividend or distribution in excess of certain amounts is called an "extraordinary dividend." "Extraordinary dividends" must be reported to, and approved by, the Maryland Commissioner prior to payment. An "extraordinary dividend" is defined to be any dividend or distribution to stockholders, such as the Company, which together with dividends paid during the preceding twelve months exceeds 10% of an insurance company's policyholders' surplus at the preceding December 31. Further, an insurer may not pay any dividend or make any distribution to its shareholders, such as the Company, unless the insurer notifies the Commissioner of the proposed payment within five business days following declaration and at least ten days before payment. The Commissioner may declare that such dividend not be paid if he finds that the insurer's policyholders surplus would be inadequate after payment of the dividend or could lead the insurer to a hazardous financial condition. Based on the Maryland restrictions, at December 31, 1998, the maximum amount available during 1999, with notice to, but without prior approval of the Maryland Insurance Administration, for payment of dividends by Capital Reinsurance to the Company which would not be characterized as "extraordinary dividends" is approximately $32.3 million.

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

(c)  Bermuda Law:

Capital Credit paid its first dividend to the Company in October 1998 in the amount of $4.0 million. KRE has never declared nor paid dividends. Under Bermuda Law and the Bye-Laws of Capital Credit and KRE, dividends may be paid out of their profits (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of their surplus limited by the requirements that they must at all times (i) maintain the minimum share capital required under Bermuda Law, and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda Law.

(19) Credit for Reinsurance -

Through the "credit for reinsurance" mechanism, Capital Re's insurance subsidiaries are indirectly subject to the effects of regulatory requirements imposed by jurisdictions in which ceding primary insurers are licensed. In general, a ceding insurer will ordinarily enter into reinsurance agreements only if the ceding insurer can obtain credit for reinsurance on its statutory financial statements. Credit is allowed when the reinsurer is licensed, authorized or accredited in a jurisdiction where the ceding company is domiciled or, in some cases, licensed. In addition, many jurisdictions allow credit for reinsurance ceded to a reinsurer that is licensed in another jurisdiction and which meets certain financial requirements, provided, in some instances, that the jurisdiction has substantially similar reinsurance credit law requirements. Alternatively, most jurisdictions permit a ceding insurer to take credit for reinsurance on its statutory financial statements if the reinsurer is not licensed, accredited or authorized if the reinsurer provides security against the reserves ceded in the form of a letter of credit, funds withheld or through a trust fund mechanism. Capital Reinsurance is licensed or meets the financial requirements in each of the jurisdictions in which the primary U.S. financial guaranty insurers are domiciled. Capital Mortgage is licensed or meets the financial requirements in each of the jurisdictions in which the primary private U.S. mortgage guaranty insurers are domiciled. Capital Title is licensed or meets the financial requirements in each of the jurisdictions in which it has ceding companies and that impose such requirements. Capital Risk is licensed in Maryland.

(20) SAP Reserves -

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

As of December 31, 1998, 1997 and 1996, the contingency reserve (as required by Maryland (Capital Reinsurance's domiciliary state) and New York) recorded on Capital Reinsurance's statutory financial statements was $129.7 million, $103.9 million and $87.4 million, respectively.

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

(21) Single and Aggregate Risk Limitations -

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

C.   DISCONTINUED OPERATIONS

The Company has commenced a plan of divestiture of its Lloyd's operations. Accordingly, commencing in 1998, the Company began reflecting its participation in Lloyd's as a discontinued operation. Following is a description of the Company's Lloyd's operations.

(1)  Overview of Lloyd's of London Insurance Market -

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

The Company participates in life, marine and non-marine syndicates through a dedicated corporate capital vehicle, CRC Capital, thereby limiting the liability of the Company. RGB provides accounting, reporting and ancillary insurance services to the syndicates managed by it and on which the Company participates.

For the 1998 year of account, the Company committed approximately (pound)44 million of capital, in the form of a letter of credit, to five syndicates managed by RGB, which supported approximately (pound)88 million of underwriting capacity, and, for the 1999 year of account, the Company committed approximately (pound)47.5 million of capital, in the form of a letter of credit, to four syndicates managed by RGB, which supports approximately (pound)95 million of underwriting capacity.

(2)  Competition -

There is significant competition in all classes of business transacted by the syndicates managed by RGB emanating from a number of different markets worldwide. Depending upon the class of business, competition comes from the London market, other Lloyd's syndicates, Institute of London Underwriters companies, and major international insurers and reinsurers. With respect to international risks, competition also comes from domestic insurers in the country of origin of the insured.

(3)  Losses and Reserves -

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

(4)  Regulatory Status -

The Company and certain of its UK subsidiaries are subject to the regulatory jurisdiction of the Council of Lloyd's (the "Council") as a result of the acquisition by the Company of RGB and the establishment of CRC Capital. Unlike other financial markets in the UK, Lloyd's is not currently subject to direct UK government regulation through the UK Financial Services Act 1986 but, instead, is self regulating by virtue of the Lloyd's Act 1971-1982 through bye-laws, regulations and codes of conduct made by the Council, which governs the market. Under the Council there are two boards, the Market Board and the Regulatory Board. The former is led by working members of the Council and is responsible for strategy and the provision of services such as premium and claims handling, accounting and policy signing. The Regulatory Board is responsible for the regulation of the market, compliance and the protection of policyholders. There are no provisions in the Lloyd's Acts, the bye-laws or the regulations which provide for any liabilities of CRC Capital or RGB to be met by the Company. In addition, a managing agency is required to comply with various capital and solvency requirements and to submit to regular monitoring and compliance procedures. CRC Capital, as a corporate member of Lloyd's, is required to commit an amount broadly equal to 50 percent of its underwriting capacity on the syndicates to support its underwriting on those syndicates.

In 1997, the UK Government announced reforms for the regulation of the domestic financial services industry by proposing amendments to the Financial Services Act 1986. The proposed changes involve the consolidation of all self-regulating investment organizations and the Securities and Investments Board into a single statutory regulator, the Financial Services Authority (the "FSA"). The UK Government has declared that Lloyd's will be brought into a similar regulatory scheme to that applying to insurance companies and proposed to give the FSA wide powers over the Lloyd's market. The FSA is currently seeking comments on its proposed approach.

(5)  Lloyd's "Controller" Regulations -

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

Item 2. Properties.

Capital Re Corporation, Capital Reinsurance, Capital Mortgage, Capital Title and Capital Re Solutions Incorporated maintain offices at 1325 Avenue of the Americas, New York, New York 10019. The office comprises the entire 18th floor of the building, approximately 23,000 square feet of space. The companies began occupying these offices in April 1993. Prior to that, Capital Re and Capital Reinsurance maintained offices at 787 Seventh Avenue, New York, New York. The offices at 787 Seventh Avenue were sublet to a third party upon the move to 1325 Avenue of the Americas. The Company has exercised an option to lease an additional 9,000 square feet of space on the 17th floor at 1325 Avenue of the Americas commencing on March 5, 1999. The Company also rents approximately 2,000 square feet of office space at Hasilwood House, 60 Bishopgate, London, England.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Registrant's common stock trades on the New York Stock Exchange under the symbol "KRE." The high and low sales prices for, and the cash dividends declared on, the Registrant's common stock for each quarter within the two most recent fiscal years are as follows: (1)

---------------------------------------------
Quarter                      Dividends
                          Paid Per Share
---------------------------------------------
--------------------------------------------------------------------------------
                                                    High             Low
--------------------------------------------------------------------------------
1998
1st Quarter                    $0.04               $33.22           $28.97
2nd Quarter                    $0.04               $38.69           $31.34
3rd Quarter                    $0.04               $37.75           $24.50
4th Quarter                    $0.04               $25.94           $15.50
--------------------------------------------------------------------------------
1997
1st Quarter                    $0.04               $23.69           $20.63
2nd Quarter                    $0.04               $27.13           $19.50
3rd Quarter                    $0.04               $30.50           $25.03
4th Quarter                    $0.04               $31.44           $27.97
--------------------------------------------------------------------------------

(1) High and low sale prices and dividends have been adjusted to reflect a two-for-one stock split of the Company's common stock effected on June 30, 1998.

Information concerning  restrictions on the payment of dividends is set forth in
Item 1 above, under the caption "Business of Capital Re - Restrictions on Dividends."

As of March 24, 1999, there were 44 stockholders of record of the Company's Common Stock.

Item 6. Selected Financial Data.

Capital Re Corporation and Subsidiaries
Selected Financial Data

                                                                   Year Ended December 31,
                                     --------------------------------------------------------------------------------
(Dollars in thousands except per         1998              1997             1996             1995             1994
share amounts)
---------------------------------------------------------------------------------------------------------------------
Summary of Operations
Gross Premiums Written               $   213,941       $   169,943      $   129,818      $   107,599      $    94,851
Net Premiums Written                     210,594           164,275          105,188           89,508           82,795
Net Premiums Earned                      168,385           115,291           92,436           60,097           58,850
Net Investment Income                     64,854            56,498           51,558           46,654           40,113
Net Realized Gains                        (1,506)            8,037            1,471               53            1,780
Total Revenues                           234,945           181,461          146,278          107,085          101,462
Net Income from Continuing
   Operations                             44,187            70,818           57,014           45,527           39,806
Net Income                                41,542            70,052           56,524           45,527           39,806
---------------------------------------------------------------------------------------------------------------------
Balance Sheet
Investment Portfolio                   1,175,038         1,007,923          901,102          771,767          638,751
Total Assets                           1,508,893         1,345,842        1,157,061          981,885          810,040
Net Deferred Premium Revenue             356,263           314,054          265,070          252,318          222,907
Long-term Debt                            74,856            74,819           74,782           74,744           90,706
Company Obligated Mandatorily
Redeemable Preferred Securities
   of Capital Re LLC                      75,000            75,000           75,000           75,000           75,000
Stockholders' Equity                     610,826           568,943          489,346          411,943          325,514
---------------------------------------------------------------------------------------------------------------------
Per Share Data
Basic Earnings Per Share from
   Continuing Operations                    1.39              2.23             1.82             1.54             1.35
Diluted Earnings Per Share from
   Continuing Operations                    1.35              2.18             1.79             1.53             1.34
Basic Earnings Per Share                    1.30              2.21             1.81             1.54             1.35
Diluted Earnings Per Share                  1.27              2.16             1.77             1.53             1.34
Cash Dividends Per Share                    0.16              0.15             0.13             0.11             0.10
Book Value Per Share                       19.13             17.88            15.43            13.91            11.01
---------------------------------------------------------------------------------------------------------------------
Statutory Surplus and Reserves
Unearned Premium Reserve                 417,114           358,399          307,236          278,980          242,574
Contingency Reserve                      211,455           162,250          123,363           89,685           63,591
Policyholders' Surplus                   395,771           435,118          443,451          412,884          401,743
Total Policyholders' Surplus
   and Reserves                        1,024,340           955,767          874,050          781,549          707,908
=====================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has five wholly owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the State of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and non-municipal bond insurance obligations. Capital Reinsurance also sells municipal and non-municipal credit risk protection through credit default swap transactions. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations, which are originated principally in the United States and the United Kingdom. KRE Reinsurance Ltd. ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty and trade credit insurance, both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage, Capital Credit Reinsurance Company Ltd. ("Capital Credit") and Capital Title Reinsurance Company ("Capital Title"). KRE also provides integrated financial solutions, in the form of structured reinsurance products, to accident and health insurers and specialty property and casualty insurers. Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit and political risk insurance concentrated in Western Europe and the United States and is a retrocessionaire of Capital Reinsurance and Capital Mortgage. Capital Title, a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

For marketing purposes, the Corporation aggregates its reinsurance lines of business into two divisions: financial guaranty and financial risks. The financial guaranty division is composed of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is composed of mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and financial solutions.

In November 1996, the Corporation acquired 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a managing agency and presently manages four syndicates operating in the Lloyd's of London ("Lloyd's") insurance market. In connection with its acquisition of RGB, the Corporation established a corporate name at Lloyd's. In 1998, the Corporation commenced a plan of divestiture of its Lloyd's operations, and those operations are presented as a discontinued operation. Pending divestiture, the Corporation will continue to support its commitments to Lloyd's. For comparative purposes, all prior period financial statements have been restated.

In December 1996, the Corporation entered into a joint venture with GCR Holdings Ltd. ("GCR") to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which specializes in financial lines reinsurance. In April 1997, EXEL Limited ("EXEL") acquired GCR. In March 1998, EXEL sold its share of CGUL to Bermuda based ACE Bermuda Insurance, Ltd., and CGUL was renamed ACE Capital Re Ltd. The Corporation, through KRE, owns a fifty-percent economic interest in ACE Capital Re Ltd. and controls 9.9% of its voting stock. The Corporation accounts for its investment in ACE Capital Re Ltd. under the equity method.

Results of Operations

Year Ended December 31, 1998 versus Year Ended December 31, 1997

On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. Additionally, as mentioned above, the Corporation's investment in Lloyd's, which was previously consolidated, is reflected as a discontinued operation since in 1998 the Corporation commenced a plan of divestiture of its Lloyd's operations. All prior period results have been restated for comparative purposes.

Net income from continuing operations for the year ended December 31, 1998 decreased 37.6% to $44.2 million from $70.8 million for the same period of 1997. On a per share basis, basic and diluted net income from continuing operations decreased to $1.39 and $1.35, respectively, for the year ended December 31, 1998 from $2.23 and $2.18, respectively, for the same period of 1997, or 37.7% and 38.1%, respectively.

Net income including income or loss from discontinued operations for the year ended December 31, 1998 decreased to $41.5 million from $70.1 million for the same period of the prior year. On a per share basis, basic and diluted net income including income or loss from discontinued operations decreased to $1.30 and $1.27, respectively, for the year ended December 31, 1998 from $2.21 and $2.16, respectively, for the same period of 1997, or, in each case, 41.2%.

Net operating income from continuing operations (net income from continuing operations excluding realized gains and losses and foreign exchange gains and losses) decreased 31.5% to $45.1 million for the year ended December 31, 1998 from $65.9 million for the same period in 1997. On a per share basis, basic and diluted net operating income from continuing operations decreased to $1.42 and $1.38, respectively, for the year ended December 31, 1998 from $2.07 and $2.03, respectively, for the same period of 1997, or 31.4% and 32.0%, respectively.

The decrease in the year end 1998 financial results was primarily due to two separate financial guaranty losses. First, the Corporation established a $10.0 million pre-tax case basis loss reserve for losses arising from the bankruptcy of the Delaware Valley Obligated Group, a unit of Pittsburgh based Allegheny Health, Education and Research Foundation ("Allegheny"). Under the reinsurance treaty with its ceding company, the Corporation has reinsured Allegheny bonds with an outstanding principal amount of $14.6 million. In November, the Corporation made loss and loss adjustment payments of $1.0 million in respect of the Allegheny bonds. As a result, the aggregate case basis loss and loss adjustment expense reserve for Allegheny as of December 31, 1998 decreased to $9.0 million. The Corporation expects that the reserve will cover all anticipated present value losses arising from its exposure to Allegheny. The second loss was a $44.1 million pre-tax increase in Capital Re's case basis loss reserve for losses arising from the reinsurance of three issues of asset-backed securities serviced by Commercial Financial Services, Inc. ("CFS"). As of December 31, 1998, the Corporation had $153.3 million in reinsured principal outstanding to the CFS securities. The $44.1 million reserve represents the Corporation's best estimate of all currently anticipated and probable losses. Notwithstanding the Allegheny and CFS losses, the Corporation's total revenues increased to $234.9 million for the year ended December 31, 1998 from $181.5 million in 1997, or 29.4%, principally due to growth in net premiums earned and net investment income.

Gross premiums written increased 25.9% to $213.9 million for the year ended December 31, 1998 from $169.9 million for the same period of 1997. This increase was primarily due to growth in non-municipal bond reinsurance business. This growth was due to a significant increase in premiums written in the credit default swaps sector of that business. The Corporation has expanded its traditional municipal and non-municipal financial guaranty bond reinsurance lines of business to include credit default swaps. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is defined as failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $6.8 million for the year ended December 31, 1998 from $0.7 million in the prior year. In addition, growth in the non-municipal bond reinsurance line was attributable to a large reinsurance transaction the Corporation entered into in the fourth quarter of 1998 which provided credit enhancement of $74.6 million of investment grade asset backed securities. The Corporation received upfront premium of $10.4 million for this transaction. Mortgage guaranty reinsurance premium decreased in 1998 from 1997 due to an increase in mortgage prepayments caused by lower interest rates as well as the Corporation's shift away from assuming quota share mortgage guaranty reinsurance business to assuming structured excess of loss mortgage guaranty reinsurance business.

In 1997, the Corporation added a financial solutions line of business. The financial solutions business is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers. Gross premiums written attributable to the financial solutions line increased to $11.0 million for the year ended December 31, 1998 from $2.7 million for the same period of 1997. The following table shows gross premiums written by line of business for the years ended December 31, 1998 and December 31, 1997.

                                      Gross Premiums Written
                                            Year Ended
                                           December 31,
                                      1998             1997
                                      ----             ----
                                         (dollars in millions)

Financial Guaranty Division:
   Municipal                          $55.2            $52.7
   Non-Municipal                       39.9             16.7

Financial Risks Division:
   Mortgage                            66.8             70.8
   Credit                              35.3             23.0
   Financial Solutions                 11.0              2.7
   Title                                5.7              4.0
                                     ------           ------

Total Gross
Premiums Written                     $213.9           $169.9

Net premiums written increased by 28.2% to $210.6 million for the year ended December 31, 1998 from $164.3 million for the same period in 1997. This increase is commensurate with the increase in gross premiums written explained above. The following table shows net premiums written by line of business for the years ended December 31, 1998 and December 31, 1997.

                                       Net Premiums Written
                                            Year Ended
                                            December 31,
                                       1998             1997
                                       ----             ----
                                      (dollars in millions)

Financial Guaranty Division:
   Municipal                          $52.3            $50.2
   Non-Municipal                       39.8             16.6

Financial Risks Division:
   Mortgage                            66.7             70.5
   Credit                              35.1             23.0
   Financial Solutions                 11.0              0.1
   Title                                5.7              4.0
                                     ------           ------

Total Net
Premiums Written                     $210.6           $164.3

For the year ended December 31, 1998, net premiums earned increased 46.1% to $168.4 million from $115.3 million for the comparable 1997 period. This increase was primarily due to growth in net premiums earned in the municipal, non-municipal (including credit default swaps), credit, and financial solutions lines of business. For the year ended December 31, 1998, net refunded earned premium increased to $16.5 from $4.8 million for the comparable period in 1997. Excluding the effects of net refunded municipal earned premium, net premiums earned increased 37.5% to $151.9 million for the year ended December 31, 1998 from $110.5 million for the year ended December 31, 1997. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. Net premiums earned from credit default swaps, which are earned as written, increased to $6.8 million for the year ended December 31, 1998 from $0.7 million in the prior year. For the years ended December 31, 1998 and 1997, ceded earned premium was $13.7 million and $17.7 million, respectively. The following table shows net premiums earned by line of business for the years ended December 31, 1998 and December 31, 1997.

                                       Net Premiums Earned
                                           Year  Ended
                                           December 31,
                                      1998             1997
                                      ----             ----
                                       (dollars in millions)

Financial Guaranty Division:
 Municipal                            $43.0            $29.8
 Non-Municipal                         20.7             11.4

Financial Risks Division:
  Mortgage                             59.3             53.2
  Credit                               28.7             17.2
  Financial Solutions                  11.0              0.1
  Title                                 5.7              3.6
                                     ------           ------

Total Net
Premiums Earned                      $168.4           $115.3

For the year ended December 31, 1998, net investment income increased 14.9% to $64.9 million from $56.5 million for the comparable period in 1997. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended December 31, 1998. In addition, the Corporation recognized net realized losses of $1.5 million for the year ended December 31, 1998 compared to net realized gains of $8.0 million for the same period in 1997. The net realized losses recorded in 1998 were a result of a $7.5 million write-down of the Corporation's investment in CGA Group, Ltd. ("CGA") based on the Corporation's estimate of a permanent impairment in the carrying value of that investment.

Loss and loss adjustment expenses increased to $86.6 million from $15.6 million for the years ended December 31, 1998 and 1997, respectively. The increase in losses recorded for the year ended December 31, 1998 was primarily attributable to the $10.0 million Allegheny loss and the $44.1 million CFS loss explained above, as well as expected loss development commensurate with the growth in net premiums earned. Ceded losses for the years ended December 31, 1998 and 1997 were $4.8 million and $6.6 million, respectively. The loss ratio was 51.4% for the year ended December 31, 1998 compared to 13.6 % for the prior year.
Excluding the Allegheny and CFS losses, the loss ratio for the year ended December 31, 1998 was 19.3%.

Total expenses, including loss and loss adjustment expenses, increased 114.4% to $180.1 million for the year ended December 31, 1998 from $84.0 million for the same period of 1997. This increase was primarily attributable to the Allegheny and CFS losses as well as the amortization of acquisition expenses associated with the increased level of premiums earned and normal expected loss development from the credit, mortgage and financial lines businesses. The expense ratios for the years ended December 31, 1998 and 1997 were 47.8% and 47.6%, respectively. The combined ratio, excluding expenses associated with non-insurance operations, increased to 99.2% for the year ended December 31, 1998 from 61.2% for the comparable 1997 period. This increase is a result of the Allegheny and CFS losses as well as the Corporation's mix of business, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business. For the year ended December 31, 1998, the combined ratio excluding the Allegheny and CFS losses was 67.1%.

For the year ended December 31, 1998, the total federal tax provision decreased to $10.7 million from $26.6 million for the same period in 1997. In addition, the effective tax rate decreased to 19.4% for the year ended December 31, 1998 from 27.3% for the same period of 1997.

Year Ended December 31, 1997 versus Year Ended December 31, 1996

Net income from continuing operations for the year ended December 31, 1997 increased 24.1% to $70.8 million from $57.0 million for the same period of 1996. The Corporation adopted Statement of Financial Standards No. 128, "Earnings per Share" ("FAS 128"), as of December 31, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share is calculated based on the weighted average common shares outstanding. All potentially dilutive securities such as stock options and convertible securities are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the number of shares is increased to include all potentially dilutive securities, including stock options and convertible securities. On a per share basis, basic and diluted net income from continuing operations increased to $2.23 and $2.18, respectively, for the year ended December 31, 1997 from $1.82 and $1.79, respectively, for the same period of 1996, or 22.5% and 21.8%, respectively.

Net income including income or loss from discontinued operations for the year ended December 31, 1997 increased to $70.1 million from $56.5 million for the same period of the prior year. On a per share basis, basic and diluted net income including income or loss from discontinued operations increased to $2.21 and $2.16, respectively, for the year ended December 31, 1997 from $1.81 and $1.77, respectively, for the same period of 1996, or 22.1% and 22.0%, respectively.

In addition, net operating income from continuing operations (net income from continuing operations excluding realized gains and losses) increased 18.1% to $65.9 million for the year ended December 31, 1997 from $55.8 million for the same period in 1996. On a per share basis, basic and diluted net operating income increased to $2.07 and $2.03, respectively, for the year ended December 31, 1997 from $1.78 and $1.75, respectively, for the same period of 1996, or 16.3% and 16.0%, respectively. Growth in net premiums earned to $115.3 million from $92.4 million, or 24.8%, was the principal cause of the increase in net income. Growth in net premiums earned was a result of growth in the financial guaranty, mortgage, trade credit and other specialty reinsurance lines of business.

Gross premiums written increased 30.9% to $169.9 million for the year ended December 31, 1997 from $129.8 million for the same period in 1996. Gross premiums written increased across all product lines. In addition, in 1997 the Corporation added a financial solutions line of business. The financial solutions business is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers. The following table shows gross premiums written by line of business for the years ended December 31, 1997 and December 31, 1996.

                                      Gross Premiums Written
                                            Year Ended
                                           December 31,
                                      1997             1996
                                      ----             ----
                                      (dollars in millions)

Financial Guaranty Division:
   Municipal                          $52.7            $48.3
   Non-Municipal                       16.7             10.9

Financial Risks Division:
   Mortgage                            70.8             53.7
   Credit                              23.0             15.1
   Financial Solutions                  2.7              0.0
   Title                                4.0              1.8
                                     ------           ------

Total Gross
Premiums Written                     $169.9           $129.8

Net premiums written increased by 56.3% to $164.3 million for the year ended December 31, 1997 from $105.2 million for the same period in 1996. This increase is commensurate with the increase in gross premiums written explained above as well as the recording of a large ceded premium installment on a municipal portfolio paid in the fourth quarter of 1996. The following table shows net premiums written by line of business for the years ended December 31, 1997 and December 31, 1996.

                                      Net Premiums Written
                                             Year Ended
                                         December 31,
                                      1997             1996
                                      ----             ----
                                      (dollars in millions)

Financial Guaranty Division:
   Municipal                          $50.2            $36.7
   Non-Municipal                       16.6             10.9

Financial Risks Division:
   Mortgage                            70.5             40.9
   Credit                              22.9             14.9
   Financial Solutions                  0.1              0.0
   Title                                4.0              1.8
                                        ---              ---

Total Net
Premiums Written                     $164.3           $105.2

For the year ended December 31, 1997, net premiums earned increased 24.8% to $115.3 million from $92.4 million for the comparable 1996 period. This increase was primarily due to growth in net premiums earned across all product lines of business. For the year ended December 31, 1997, net refunded earned premium decreased to $4.8 from $5.8 million for the comparable period in 1996. Excluding the effects of net refunded earned premium, net premiums earned increased 27.6% to $110.5 million for the year ended December 31, 1997 from $86.6 million for the year ended December 31, 1996. A refunding extinguishes the Corporation's reinsurance liability for the refunded obligation and the Corporation then recognizes revenue equal to the remaining related deferred premium revenue. For the years ended December 31, 1997 and 1996, ceded earned premium was $17.7 million and $14.7 million, respectively. The following table shows net premiums earned by line of business for the years ended December 31, 1997 and December 31, 1996.

                                        Net Premiums Earned
                                            Year Ended
                                           December 31,
                                      1997             1996
                                      ----             ----
                                      (dollars in millions)

Financial Guaranty Division:
   Municipal                          $29.8            $27.5
   Non-Municipal                       11.4              7.2

Financial Risks Division:
   Mortgage                            53.2             43.9
   Credit                              17.2             12.2
   Financial Solutions                  0.1              0.0
   Title                                3.6              1.6
                                     ------            -----

Total Net
Premiums Earned                      $115.3            $92.4

For the year ended December 31, 1997, net investment income increased 9.5% to $56.5 million from $51.6 million for the comparable period in 1996. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended December 31, 1997. In addition, the Corporation recognized net realized gains of $8.0 million for the year ended December 31, 1997 compared to $1.5 million for the same period in 1996.

Loss and loss adjustment expenses increased to $15.6 million from $9.5 million for the years ended December 31, 1997 and 1996, respectively. Losses recorded for the year ended December 31, 1997 were primarily attributable to the normal loss development in the mortgage guaranty and credit reinsurance lines of business. Ceded losses for the years ended December 31, 1997 and 1996 were $6.6 million and $6.5 million, respectively.

Total expenses, including loss and loss adjustment expenses, increased 22.8% to $84.0 million for the year ended December 31, 1997 from $68.4 million in the same period of 1996. This increase was primarily attributable to commissions associated with the increased level of premiums written and normal loss development from the mortgage and credit lines of business. Furthermore, the combined ratio, excluding expenses associated with non-insurance operations, increased to 61.2% for the year ended December 31, 1997 from 60.7% for the comparable 1996 period. This increase is an expected result of the Corporation's mix of business, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business. For the year ended December 31, 1997, the total federal tax provision increased to $26.6 million from $20.9 million for the same period in 1996. In addition, the effective tax rate increased slightly to 27.3% for the year ended December 31, 1997 from 26.8% in the same period of 1996.

Liquidity and Capital Resources

The Corporation relies on dividends from Capital Reinsurance and Capital Credit to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1999 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1998, or approximately $32.3 million. For the year ended December 31, 1998, Capital Reinsurance paid $8.0 million in dividends to the Corporation.

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

Capital Mortgage is subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage in an amount which, together with all dividends declared or distributed by Capital Mortgage during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage will retain sufficient surplus to support its obligations and writings. KRE's dividends and distributions to its sole shareholder, Capital Mortgage, are governed by Bermuda law and are subject to the same restrictions as those for Capital Credit described in the preceding paragraph. To date, Capital Mortgage and KRE have not declared nor paid any dividends. The maximum dividend payable by Capital Mortgage during 1999 is $0 since its earned surplus was ($9.2) million as of December 31, 1998.

Capital Title is subject to the New York insurance laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York insurance law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. Capital Title did not pay a dividend in 1998. As of December 31, 1998, Capital Title's maximum amount payable as a dividend during 1999 is approximately $3.6 million.

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

In June 1997, Capital Reinsurance invested approximately $10.9 million for a minority ownership interest in CGA. CGA was formed to provide financial guaranty insurance ("Policies") of structured securities, including commercial real estate and asset backed transactions. CGA's initial capitalization consisted of $150.5 million of paid-in capital and $60 million of committed capital. The
Corporation's investment consists of an aggregate of $10.0 million in B Preferred Stock and Common Stock of CGA and $1.0 million in A Preferred Stock. In connection with its investment in the B Preferred Stock, Capital Reinsurance has a commitment to invest an additional $7.5 million (the

"Capital  Commitments")  in CGA to the  extent  that  such  investment  would be necessary in order for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd. ("CG Assurance") to maintain its triple-A rating from Duff & Phelps Credit Rating Company ("D&P"). Additionally, KRE has a $20 million outstanding excess of loss reinsurance agreement with CG Assurance which responds when CG Assurance's credit losses under Policies reach certain catastrophic levels (including Policies issued in favor of the funding banks described below). Also in June 1997, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George"). In response to market value declines in the insured portfolios of CGA and the resulting potential stress on its triple A rating from Duff & Phelps, the Corporation performed an analysis to determine the appropriate valuation of its investment in CGA for the 1998 year-end reporting period. The Corporation determined the investment in CGA had suffered a permanent impairment as defined under the guidelines of Generally Accepted Accounting Principles ("GAAP"). Based on its analysis the Corporation recorded a $7.5 million write-down.

As part of its business plan, through its operating subsidiaries (the "St. George Investment Subsidiaries"), St. George purchases investment grade, asset-backed securities to be held to maturity, selectively resold, or repackaged with CG Assurance Policies and then resold (the "Managed Portfolios"). The securities purchases are funded by bank loans advanced to the St. George Investment Subsidiaries. CG Assurance issues Policies to secure repayment to the funding banks. Under certain of the bank loan agreements, the St. George Investment Subsidiaries are required to provide additional collateral to the extent the market values of the Managed Portfolios fall below certain thresholds. Failure to satisfy the collateral requirements may result in the liquidation of the Managed Portfolios and, to the extent that proceeds from liquidation are insufficient to repay the bank loans, the St. George Investment Subsidiaries must pay any shortfall. If the St. George Investment Subsidiaries cannot pay the amount then due, CG Assurance is obligated to pay such amounts under its Policies issued in favor of the funding banks.

Due to unprecedented market conditions relating to credit spreads during the third and fourth quarters of 1998, the market values of the Managed Portfolios declined. As of September 30, 1998, the market values of the Managed Portfolios with collateral threshold triggers were not then below the collateral threshold triggers. Subsequent to September 30, market values further declined through mid-October and, as of October 18, 1998, CG Assurance's management prepared an estimate of market values of the Managed Portfolios, which indicated that if such market values were validated at the October 30, 1998 valuation date provided for in the bank loan agreements, substantial collateral would be required in the case of the Managed Portfolios subject to the collateral threshold triggers. As a result, certain institutional investors in CGA provided credit enhancements on various securities in the Managed Portfolios in the aggregate principal amount of $382 million. Of that aggregate amount, Capital Reinsurance credit enhanced $74.6 million of investment-grade asset-backed securities. Capital Reinsurance also credit enhanced the two other institutional investors that provided credit enhancement on the securities in the Managed Portfolios. Capital Reinsurance was paid a market rate premium for providing the reinsurance support. Market values of the Managed Portfolios have improved since October and, currently, the market values of the Managed Portfolios are above the relevant collateral threshold triggers. Throughout this period, CG Assurance was, and continues to be, rated triple-A by D&P.

The Corporation's Board of Directors authorized a quarterly common stock dividend rate of $0.04 per share, or $0.16 annually. For the year ended December 31, 1998, common stock dividends were declared and paid in the amount of $5.1 million or $0.16 per share.

Cash flows from operations for the years ended December 31, 1998 and 1997, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $161.9 million and $143.4 million, respectively. The Corporation believes that current levels of cash flow from operations provide the Corporation with sufficient liquidity to meet its operating needs. The
Corporation's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At December 31, 1998, cash and investments were approximately $1.18 billion, an increase of $162.9 million, or 15.9%, from $1.02 billion at December 31, 1997. In managing its investment portfolio, the Corporation places a high priority on quality and liquidity. As of December 31, 1998, the entire investment portfolio was invested in highly rated fixed income securities.

At December 31, 1998, approximately $193.6 million, or 16.5%, of the Corporation's investment portfolio was composed of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $167.5 million, or 86.5%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of December 31, 1998, the entire MBS portfolio was invested in triple A rated securities.

Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Corporation limits its exposure to prepayments by purchasing less volatile types of MBS. As of December 31, 1998, $3.6 million, or approximately 1.9%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $190.0 million, or 98.1%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Corporation may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At December 31, 1998, the Corporation had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

Capital Reinsurance is party to a credit facility with Deutsche Bank AG (the "DB Credit Facility") pursuant to which Deutsche Bank AG provides up to $100.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2006. The Corporation has not borrowed under the DB Credit Facility.

In addition, on August 20, 1996, the Corporation entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes. Furthermore, on August 26, 1996, the Corporation utilized $16 million of the Chase Facility for purposes of paying subordinated notes that came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Corporation's chosen interest rate option under the terms of the Chase Facility. In November 1996, the Corporation utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB.

On March 10, 1999, Moody's Investors Service, Inc. ("Moody's") announced that it had downgraded the financial strength rating of Capital Reinsurance to Aa2 from Aaa. This action ended a review process that began on November 5, 1998. Moody's cited increased competition in the monoline financial guaranty reinsurance industry, an increased risk profile in business assumed and rising operating leverage as reasons for the downgrade. Under certain of its reinsurance agreements with two of its financial guaranty ceding companies, Capital Reinsurance has agreed to increase the ceding commission payable under such agreements as a result of the rating action by Moody's. The increase will apply to in-force and future business ceded by those companies. The financial impact of the increased ceding commission with respect to the in-force business at December 31, 1998 is not expected to exceed $2.0 million in 1999. The reinsurance agreements with the two ceding companies also give those companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume will not be triggered by Capital Reinsurance's March 10th downgrade. Additionally, one of the ceding companies may reassume a minor portion of its previously ceded business based on this rating action alone; however, that company has not indicated that it will exercise the option.

On December 16, 1998, Standard & Poor's ("S&P") affirmed the triple A financial strength rating of Capital Reinsurance. In addition, S&P placed on Credit Watch, with negative implications, the financial strength ratings of Capital Mortgage (double "A"), KRE (double "A"), Capital Title (double "A" minus) and Capital Credit (single "A" plus). S&P took this action as a result of its perceived uncertainty resulting from changes in management that occurred in December 1998. Should S&P ultimately decide to downgrade the subsidiaries' financial strength ratings, certain reinsurance contracts could become subject to cancellation. However, the Corporation does not believe that a downgrade, if any, would be of the magnitude that would result in such cancellations.

In February 1999, ACE Bermuda Insurance, Ltd., a subsidiary of ACE Limited, agreed to invest $75 million in the Corporation through a purchase of common stock. The proceeds will be used to augment the surplus of the Corporation's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price is determined as the lower of (i) fully diluted GAAP book value per share at December 31, 1998 (or $18.87 per share) and (ii) the average of the highest five consecutive market closing prices of the Corporation's common stock from March 12, 1999 through April 15, 1999. Closing is contingent on customary conditions and the affirmation of the S&P's financial strength ratings of the Corporation's major subsidiaries.

Market Risk

The main objectives in managing the investment portfolios of the Corporation and its operating subsidiaries are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the reinsurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and the Corporation's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are managed by outside investment professionals under discretionary investment management agreements and based on guidelines established by management and approved by the board of directors.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Corporation and its operating subsidiaries primarily relate to the investment portfolio, which exposes the Corporation to risks related to interest rates and, to a lesser extent, credit quality and prepayment. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Wherever possible, the duration of asset and liability portfolios are matched. However, the duration of most of the asset portfolio is managed according to the level of expected return and volatility deemed tolerable by management. The duration of the liability portfolio does not lend itself to active duration management due to the low frequency, high severity losses in a majority of the Corporation's reinsured businesses. Other factors are considered in determining the duration of the asset portfolio, which the Corporation believes mitigates the overall effect of interest risk for the Corporation.

The following table provides information about the Corporation's fixed maturity investments at December 31, 1998 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                           Long-term Fixed Maturities
                    Expected Cash Flows of Principal Amounts
                              (Dollars in millions)

                                                                                                                Amortized    Market
                                                     1999      2000      2001      2002      2003   Thereafter    Cost       Value
                                                   --------  --------  --------  --------  -------- ----------  --------    --------

Tax-exempt                                             $1.6      $1.8     $15.0      $9.6     $30.9    $431.0     $489.9      $526.7

    Average Interest Rate                               7.3%      5.7%      7.2%      7.3%      6.5%      5.7%        --          --

Taxable-other than mortgage-backed                     17.4      28.7      46.8      37.1      24.6     202.1      356.7       366.6
securities

    Average Interest Rate                               7.1%      7.0%      7.7%      6.7%      6.5%      5.8%        --          --

Mortgage-backed securities                             31.8      25.6      21.3      18.0      17.3      76.3      190.3       193.6

    Average Interest Rate                               7.0%      7.0%      7.0%      6.9%      6.9%      6.9%        --          --
                                                   --------  --------  --------  --------  --------  --------   --------    --------

Total                                                 $50.8     $56.1     $83.1     $64.7     $72.8    $709.4   $1,036.9    $1,086.9
                                                   --------  --------  --------  --------  --------  --------   --------    --------

The Corporation and its operating subsidiaries have consistently invested in high quality marketable securities. As a result, the Corporation believes that it has minimal credit quality risk. Taxable bonds in the Corporation's domestic portfolio consist of U.S. Treasury, government agency, mortgage-backed and corporate securities. At December 31, 1998, approximately 20.7% of taxable bonds were issued by the U.S. Treasury or U.S. government agencies and approximately 83.6% were rated AA or better by Moody's or S&P. Of the tax exempt bonds, approximately 99.0% were rated AA or better with more than 90.1% rated AAA. Less than 1.5% of the Corporation's bond portfolio was below investment grade at December 31, 1998. At December 31, 1998, both taxable and tax exempt bonds had a weighted average maturity of approximately 8.9 years.

The Corporation's taxable bond portfolio includes mortgage-backed securities, which comprised 17.8% of the portfolio at year-end 1998. Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the Corporation's portfolio of mortgage-backed securities. The Corporation invests primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide management with information to assist them in the evaluation of the market risks of the portfolio.

The Year 2000

The Corporation is actively pursuing its Year 2000 analysis and preparation. The Year 2000 issue involves potential complications related to computer systems, machinery and electronics that contain computer code, whether in software or embedded within microchips, that recognize years in two digit code, e.g. "98" for the year 1998. Software or microchips that recognize the Year 2000 as "00" or any year thereafter in its two digit equivalent, threatens date sensitive calculations by potentially misapplying the date (e.g. "00" could be applied as 1900 rather than 2000). Any coding that causes a date recognition error of this sort is commonly referred to as a Year 2000 bug.

State of Readiness

The Corporation has assembled a team consisting of officers and employees of the finance and information systems departments to oversee the Corporation's readiness for the Year 2000. The group has already completed the first phase of its analysis in which a comprehensive list of all the Corporation's own information technology systems and general technology was prepared. Additionally, the Corporation's clients and vendors were reviewed and a listing was prepared of those with information systems or other technology upon which the Corporation may rely and those which may be affected by the Year 2000 bug. The Corporation has made inquiries as to Year 2000 readiness with these clients and vendors and has received responses from a majority of them. It is currently evaluating these responses. However, all of the Corporation's ceding companies that have thus far responded report that they expected to be Year 2000 compliant by year-end 1998. The Corporation is now performing testing and remediation, as necessary, on its information technology systems, its general systems and any other technology that may be affected by the Year 2000 bug. This process is not yet complete, but is expected to be completed by mid-1999.

The following is a summary of the Corporation's internal readiness status:

     o In-house Applications: All key in-house applications have been tested and are Year 2000 compliant.

     o    Accounting  Software:   Vendors  for  the  major  accounting  software
          packages used by the Corporation have stated that the software versions the Corporation uses are Year 2000 compliant.

     o Administration/Human Resources; Operating System Software; Network/Lan Utilities; Desktop Hardware: Ninety-five percent of these applications will be Year 2000 compliant.

     o General Office Services:. These systems will all be upgraded by mid-1999.

The Corporation has not had to defer any of its expected information  technology
or  other  technology  installations,   updates  or  enhancements  in  order  to
accommodate its Year 2000 review and remediation work.

Costs

Due to the youthfulness of the Corporation's information technology and other systems, testing and remediation have been fairly uncomplicated. Moreover, none of the Corporation's technology is mainframe computer based. Mainframes traditionally use older coding methodologies and, thus, are more likely to be double digit dated coded. No external consultants have been retained. Internal information technology personnel have overseen and implemented the testing and remediation of the systems and technology. The amount of additional time allocable to employees' efforts has been nominal. All system upgrade costs incurred would have been incurred by the Corporation as part of routine software upgrades and all patches have been provided without any material cost to the Corporation. The Corporation does not expect any material additional costs and expects that, including the cost allocation of internal personnel, the overall testing and remediation will be less than $50,000 as originally anticipated. The costs are being funded through operating cash flows and will be expensed as incurred.

The Risk of the Corporation's Year 2000 Issues

A Year 2000 bug issue may manifest itself as (i) a failure of the Corporation's software, systems and general technology, (ii) a failure of a client's or vendor's software or systems which would impact the Corporation, and (iii) insurance claims against the Corporation due to Year 2000 issues. Management believes that the likelihood that a failure of the Corporation's software and systems would have a material effect on the business of the Corporation is minimal. The information technology and other systems are not critical to the carrying-on of the Corporation's business. Additionally, all critical accounting, financial reporting and human resources functions can be maintained on a manual basis for a period of time without materially impeding the operations of the Corporation. Similarly, a failure of clients and vendors to properly provide data or services will also not materially affect the Corporation's ability to continue its operations. Such a failure would likely be temporary and could be compensated for in the short-term by using manual alternatives to tracking business with our clients or vendors. Reinsurance losses pose the most reasonably likely worst case scenario for the Corporation arising out of Year 2000 bugs. The issue would originate with a default on debt service obligations of bond issuers due to the issuer's own Year 2000 bug difficulties. In the event of such a default, the Corporation's clients, the ceding companies, will be required to make debt service payments on behalf of the defaulting issuers. The Corporation will have to make prompt payment to its clients for its agreed upon portion of such losses. Such defaults by bond issuers would generally be of a technical nature, arising out of temporary inabilities to process payments or calculate payment amounts. Additionally, the defaulted debt service obligations would generally not require our clients, the ceding insurers, to make debt service payments on behalf of the issuers for a prolonged period. Once issuers or payment agents have cured any errors, they would resume debt service payment and reimburse the insurers for all payments made. Hence, the reasonable worst case scenario for the Corporation under such circumstances would involve liquidity pressure which should ease quickly. There is no way to quantify the potential exposure under this scenario as there has never been any event similar to the Year 2000. Consequently, it is difficult to make assumptions based on the Corporation's business. However, as the Corporation's operating units affected by such an occurrence already meet the rating agency stress test requirements designed to simulate depression-era conditions, the Corporation believes it can withstand temporary defaults of that magnitude based on the Year 2000 bug.

Contingency Plans

The Corporation does not have a prescribed contingency plan relative to Year 2000 bug issues. The Corporation does not predict that a failure of its information technology systems will materially affect daily operations or have an immediate impact on the Corporation's ability to conduct business. All internal financial reporting of the Corporation may be conducted by hand. As for any failure of a bond issuer that has been reinsured by the Corporation, the Corporation expects to handle such matters in the ordinary course of business. As the Corporation is a reinsurer, payments are requested in bulk by the Corporation's ceding insurers, and payment of reinsurance proceeds would be made in bulk. The Corporation is not required to make payment to individual bond obligees. Ultimately, all recovery efforts in the event of any Year 2000 bug related event can either be handled internally, or would require the intervention of hardware, software or other technology vendors. The Corporation maintains a list of the appropriate contacts at such vendors in the event such a need arises.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk is set forth in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

                     Capital Re Corporation and Subsidiaries

                    Audited Consolidated Financial Statements



                          Year ended December 31, 1998




                                    Contents

Report of Independent Auditors.............................................   57
Consolidated Balance Sheets................................................   58
Consolidated Statements of Income..........................................   60
Consolidated Statements of Comprehensive Income............................   61
Consolidated Statements of Stockholders' Equity............................   62
Consolidated Statements of Cash Flows......................................   63
Notes to Consolidated Financial Statements.................................   64

                         Report of Independent Auditors


Board of Directors and Stockholders
Capital Re Corporation

We have audited the accompanying consolidated balance sheets of Capital Re Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Re Corporation and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

February 22, 1999
except for Note 7, as to which the date is March 10, 1999

                     Capital Re Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                           December 31,
                                                                                    1998                 1997
                                                                                -------------------------------
                                                                              (Dollars in Thousands Except Share
                                                                                             Amounts)
Assets
Fixed maturity securities available for sale, at market (amortized
   cost: $1,036,862 in 1998 and $887,205 in 1997)                               $1,086,891           $  932,423
Short-term investments, at cost, which approximates market                          88,147               75,500
                                                                                -------------------------------
Total investments                                                                1,175,038            1,007,923

Cash                                                                                 9,893               14,103
Accrued investment income                                                           15,371               13,761
Deferred acquisition costs                                                         135,029              127,637
Prepaid reinsurance premiums                                                        49,603               59,942
Reinsurance recoverable on ceded losses                                              3,292                5,527
Funds held under reinsurance contracts                                               5,033                3,926
Premiums receivable                                                                 17,117                8,116
Amounts receivable on ceded annuity reserves                                        53,869               58,635
Property and equipment, at cost (net of accumulated depreciation and
   amortization of $1,286 in 1998 and $1,525 in 1997)                                1,937                1,939
Investment in affiliates                                                            15,080               21,858
Net assets of discontinued operations                                               11,695               17,046
Other assets                                                                        15,936                5,429



                                                                                -------------------------------
Total assets                                                                    $1,508,893           $1,345,842
                                                                                ===============================

See accompanying notes to consolidated financial statements.

                                                                                           December 31,
                                                                                    1998                 1997
                                                                                -------------------------------
                                                                              (Dollars in Thousands Except Share
                                                                                             Amounts)
Liabilities
Deferred premium revenue                                                        $  405,866           $  373,996
Reserve for losses and loss adjustment expenses                                     87,960               27,986
Profit commission liability                                                         57,389               35,670
Ceded balances payable                                                                 120                   92
Annuity benefit reserves                                                            53,869               58,635
Accident and health reserves                                                        17,843               16,367
Bank note payable                                                                   25,000               25,000
Long-term debt                                                                      74,856               74,819
Deferred federal income taxes payable                                               79,237               72,879
Other liabilities                                                                   20,927               16,455
                                                                                -------------------------------
Total liabilities                                                                  823,067              701,899
                                                                                -------------------------------

Company obligated mandatorily redeemable preferred securities
   of Capital Re LLC                                                                75,000               75,000

Stockholders' equity:
   Preferred stock--$.01 par value per share:
     25,000,000 shares authorized; no shares issued or outstanding                      --                   --
   Common stock--$.01 par value per share:
     75,000,000 shares authorized; and 31,929,119 and 31,826,874 shares
       issued and outstanding in 1998 and 1997                                         324                  322
   Additional paid-in capital                                                      227,280              224,999
   Retained earnings                                                               355,693              319,253
   Treasury stock; 428,000 shares in 1998 and 1997
                                                                                    (4,891)              (4,891)
   Other comprehensive income
      Net unrealized gain on fixed maturity securities available for                32,520               29,392
     sale
      Net unrealized loss on foreign currency translation                             (100)                (132)
                                                                                -------------------------------
   Accumulated other comprehensive income                                           32,420               29,260
                                                                                -------------------------------
Total stockholders' equity                                                         610,826              568,943
                                                                                -------------------------------
Total liabilities, preferred securities of Capital Re LLC and
   stockholders' equity                                                         $1,508,893           $1,345,842
                                                                                ===============================

                     Capital Re Corporation and Subsidiaries
                        Consolidated Statements of Income

                                                                                Year ended December 31,
                                                                      1998                1997               1996
                                                                  -------------------------------------------------
                                                                   (Dollars in Thousands Except Per Share Amounts)
Revenues
Gross written premiums                                            $ 213,941           $ 169,943           $ 129,818
Ceded premiums                                                       (3,347)             (5,668)            (24,630)
                                                                  -------------------------------------------------
Net written premiums                                                210,594             164,275             105,188
Increase in deferred premium revenue                                (42,209)            (48,984)            (12,752)
                                                                  -------------------------------------------------
Earned premiums                                                     168,385             115,291              92,436
Net investment income                                                64,854              56,498              51,558
Net realized (losses)/gains                                          (1,506)              8,037               1,471
Other income                                                          2,394                 777                 813
Equity income in affiliates                                             818                 858                  --
                                                                  -------------------------------------------------
Total revenues                                                      234,945             181,461             146,278
                                                                  -------------------------------------------------
Expenses
Losses and loss adjustment expenses                                  86,564              15,633               9,483
Acquisition costs                                                    56,825              54,788              39,725
Increase in deferred acquisition costs                               (7,392)            (16,273)             (9,011)
Profit commission expense                                            19,225               5,111               6,008
Other operating expenses                                             11,764              11,206               9,898
Foreign exchange (gains)/losses                                         (45)                408                (385)
Interest expense                                                      7,412               7,399               6,895
Minority interest in Capital Re LLC                                   5,738               5,738               5,738
                                                                  -------------------------------------------------
Total expenses                                                      180,091              84,010              68,351
                                                                  -------------------------------------------------
    Income before provision for federal income taxes
        from continuing operations                                   54,854              97,451              77,927
Provision for federal income taxes:
   Current                                                            5,939              18,173               9,424
   Deferred                                                           4,728               8,460              11,489
                                                                  -------------------------------------------------
Total provision for federal income taxes                             10,667              26,633              20,913
                                                                  -------------------------------------------------
Net income from continuing operations                                44,187              70,818              57,014
Loss from discontinued operations                                    (2,645)               (766)               (490)
                                                                  -------------------------------------------------
Net Income                                                        $  41,542           $  70,052           $  56,524
                                                                  -------------------------------------------------
Per share data
Net income from continuing operations per share:
   Basic                                                          $    1.39           $    2.23           $    1.82
   Diluted                                                        $    1.35           $    2.18           $    1.79
Net income per common share:
   Basic                                                          $    1.30           $    2.21           $    1.81
   Diluted                                                        $    1.27           $    2.16           $    1.77
Weighted average number of shares outstanding:
   Basic                                                             31,885              31,746              31,312
   Diluted                                                           32,645              32,505              31,892

Cash dividend per common share                                    $    0.16           $    0.15           $    0.13


See accompanying notes to consolidated financial statements.

                     Capital Re Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                                                                                Year Ended December 31,
                                                                         1998             1997             1996
                                                                      -------------------------------------------
                                                                                 (Dollars in Thousands)
Net Income                                                            $ 41,542         $ 70,052          $ 56,524
Other comprehensive income, net of tax:
Change in net unrealized gain on fixed maturity securities
        available for sale                                               3,128           12,790            (5,947)
Change in foreign exchange translation                                      32             (254)              122
                                                                      -------------------------------------------
Other Comprehensive Income/(Loss)                                        3,160           12,536            (5,825)
                                                                      -------------------------------------------
Comprehensive Income                                                  $ 44,702         $ 82,588          $ 50,699
                                                                      ===========================================


See accompanying notes to consolidated financial statements

                     Capital Re Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                                                     Net Unrealized
                                                                                                     Gain (Loss) on
                                                                                                     Fixed Maturity
                                                                      Additional                       Securities
                                                  Preferred  Common    Paid-in   Retained    Treasury  Available
                                                    Stock     Stock    Capital   Earnings      Stock    for Sale
                                                  -----------------------------------------------------------------
                                                           (Dollars in Thousands Except Per Share Amounts)
Balance, December 31, 1995                         $           $300   $191,504   $201,228    $(3,638)   $ 22,549
   Net income                                                                      56,524
   Issuance of common stock (1,706,240 shares)                   16     25,477
   Exercise of stock options, including tax
     benefit (397,174 shares)                                     4      5,384
   Purchase of treasury stock, at cost (14,000                                                  (232)
     shares)
   Fixed maturity securities available for sale,
     net of tax ($3,202)                                                                                  (5,947)
   Foreign currency translation adjustments
   Dividend ($.13 per common share)                                                (3,945)
                                                  -----------------------------------------------------------------
Balance, December 31, 1996                                      320    222,365    253,807     (3,870)     16,602
                                                  -----------------------------------------------------------------
   Net income                                                                      70,052
   Exercise of stock options, including tax
     benefit (161,950 shares)                                     2      2,634
   Purchase of treasury stock, at cost (48,600                                                (1,021)
     shares)
   Fixed maturity securities available for sale,
     net of tax ($6,887)                                                                                  12,790
   Foreign currency translation adjustments
   Dividend ($.15 per common share)                                                (4,606)
                                                  -----------------------------------------------------------------
Balance December 31, 1997                                       322    224,999    319,253     (4,891)     29,392
                                                  -----------------------------------------------------------------
   Net income                                                                      41,542
   Exercise of stock options, including tax
     benefit
    (102,245 shares)                                              2      2,281
   Fixed maturity securities available for sale,                                                           3,128
     net of tax ($1,684)
   Foreign currency translation adjustments
   Dividend ($.16 per common share)                                                (5,102)
                                                  -----------------------------------------------------------------
Balance December 31, 1998                          $           $324   $227,280   $355,693   $ (4,891)   $ 32,520
                                                  =================================================================


                                                       Net
                                                    Unrealized
                                                   (Loss) Gain
                                                    on Foreign           Total
                                                     Currency         Stockholders'
                                                   Translation           Equity
                                               -----------------------------------
                                                  (Dollars in Thousands Except
                                                       Per Share Amounts)
Balance, December 31, 1995                                             $411,943
   Net income                                                            56,524
   Issuance of common stock (1,706,240 shares)                           25,493
   Exercise of stock options, including tax
     benefit (397,174 shares)                                             5,388
   Purchase of treasury stock, at cost (14,000                             (232)
     shares)
   Fixed maturity securities available for sale,
     net of tax ($3,202)                                                 (5,947)
   Foreign currency translation adjustments            122                  122
   Dividend ($.13 per common share)                                      (3,945)
                                               -----------------------------------
Balance, December 31, 1996                             122              489,346
                                               -----------------------------------
   Net income                                                            70,052
   Exercise of stock options, including tax
     benefit (161,950 shares)                                             2,636
   Purchase of treasury stock, at cost (48,600                           (1,021)
     shares)
   Fixed maturity securities available for sale,
     net of tax ($6,887)                                                 12,790
   Foreign currency translation adjustments           (254)                (254)
   Dividend ($.15 per common share)                                      (4,606)
                                               -----------------------------------
Balance December 31, 1997                             (132)             568,943
                                               -----------------------------------
   Net income                                                            41,542
   Exercise of stock options, including tax
     benefit
    (102,245 shares)                                                      2,283
   Fixed maturity securities available for sale,                          3,128
     net of tax ($1,684)
   Foreign currency translation adjustments             32                   32
   Dividend ($.16 per common share)                                      (5,102)
                                               -----------------------------------
Balance December 31, 1998                            $(100)            $610,826
                                               ===================================


See accompanying notes to consolidated financial statements.

                     Capital Re Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                               Year ended December 31,
                                                                    1998                 1997                 1996
                                                              -----------------------------------------------------
                                                                               (Dollars in Thousands)
Operating activities
Net income                                                    $    41,542          $    70,052          $    56,524
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net amortization of investment security discounts             (1,012)                 348                  293
     Provision for deferred federal income taxes                    4,674                7,518               11,489
     Acquisition costs deferred                                   (56,825)             (54,788)             (39,725)
     Amortization of deferred acquisition costs                    49,433               38,516               30,714
     Equity income in affiliates                                     (818)                (858)                  --
     Change in accrued investment income                           (1,610)              (1,474)              (2,806)
     Change in premiums receivable                                 (9,001)              (2,322)              12,113
     Change in deferred premium revenue, net                       42,209               48,984               12,752
     Change in reserve for losses and loss adjustment
       expenses, net                                               62,209                4,390                7,810
     Net realized losses/(gains) on investments                     1,506               (8,037)              (1,471)
     Change in ceded balances payable                               8,098                2,103               (9,594)
     Change in accident and health reserves                         1,476               16,367                   --
     Other                                                          7,209               15,908               18,186
     Discontinued operations, net                                  12,846                6,730               (2,162)
                                                              -----------------------------------------------------
Net cash provided by operating activities                         161,936              143,438               94,122
                                                              -----------------------------------------------------

Investing activities
Fixed maturity securities available-for-sale:
   Purchases                                                     (775,087)          (1,868,917)            (741,415)
   Sales                                                          622,897            1,789,418              589,143
   Maturities                                                       9,635                   --                6,280
Purchases of short-term investments, net                          (12,647)                 (76)               8,686
Investment in affiliates                                               --              (11,000)             (10,000)
Other investing activities                                           (615)             (43,500)              42,211
Discontinued operations, net                                       (7,320)              (5,553)             (24,354)
                                                              -----------------------------------------------------
Net cash used in investing activities                            (163,137)            (139,627)            (129,451)
                                                              -----------------------------------------------------
Financing activities
Net proceeds from sale of stock                                        --                   --               25,493
Net proceeds from exercise of stock options                         2,283                2,636                5,388
Net proceeds from issuance of notes payable                            --                   --                9,000
Purchase of treasury stock, at cost                                    --               (1,021)                (232)
Dividends paid                                                     (5,102)              (4,606)              (3,945)
Discontinued operations, net                                         (190)                 (23)               8,395
                                                              -----------------------------------------------------
Net cash (used in) provided by financing activities                (3,009)              (3,014)              44,099
                                                              -----------------------------------------------------
(Decrease)/increase in cash                                        (4,210)                 797                8,769
Cash at beginning of year                                          14,103               13,306                4,537
                                                              -----------------------------------------------------
Cash at end of year                                           $     9,893          $    14,103          $    13,306
                                                              =====================================================

See accompanying notes to consolidated financial statements.

1.   Business and Organization

Capital Re Corporation (the "Corporation") was incorporated in the State of Delaware in December 1991, and is the successor by merger to a Maryland corporation incorporated in 1986. The Corporation is an insurance holding company and has five wholly-owned operating subsidiaries. Capital Reinsurance Company ("Capital Reinsurance"), domiciled in the state of Maryland, commenced operations in January 1988. Capital Reinsurance is engaged in the business of financial guaranty reinsurance, primarily the reinsurance of municipal and nonmunicipal bond obligations. Capital Reinsurance also sells municipal and nonmunicipal credit risk protection through credit default swap transactions. Capital Mortgage Reinsurance Company ("Capital Mortgage"), a New York domiciled company, commenced operations in February 1994. Capital Mortgage reinsures only residential mortgage guaranty insurance obligations which are originated principally in the United States and the United Kingdom. KRE Reinsurance, Ltd. ("KRE"), a Bermuda domiciled company, commenced operations in March 1994. KRE is engaged in the business of reinsuring financial guaranty, mortgage guaranty, and trade credit insurance both as a direct reinsurer of third party primary insurers and as a retrocessionaire of Capital Reinsurance, Capital Mortgage, Capital Credit Reinsurance Company, Ltd. ("Capital Credit") and Capital Title Reinsurance Company ("Capital Title"). KRE also provides integrated financial solutions in the form of structured reinsurance products to accident and health insurers and specialty property and casualty insurers. Capital Credit, also a Bermuda domiciled insurance company, commenced operations in February 1990. Capital Credit reinsures trade credit and political risk insurance concentrated in Western Europe and the United States, and is also a retrocessionaire of Capital Reinsurance and Capital Mortgage. Capital Title, a New York domiciled insurance company, commenced operations in March 1996. Capital Title is engaged in the business of reinsuring title insurance policies.

In November 1996, the Corporation acquired 100% of the issued shares of Tower Street Holdings Limited (now known as RGB Holdings, Ltd.), the holding company for RGB Underwriting Agencies Ltd. ("RGB"). RGB is a Lloyd's managing agency and presently manages four syndicates operating in the Lloyd's of London insurance market. In connection with its acquisition of RGB, the Corporation established a corporate name at Lloyd's. In 1998 the Corporation commenced a plan of divestiture of its Lloyd's operations and those operations are presented as a discontinued operation. See Note 3. Pending divestiture, the Corporation will continue to support its commitments to Lloyd's. See Note 16. For comparative purposes, all prior period financial statements have been restated.

In June 1997, the Corporation invested approximately $10.9 million in CGA Group Ltd ("CGA"), a Bermuda domiciled insurance company formed to provide financial guaranty insurance of structured securities, including commercial real estate and asset-backed transactions. The Corporation's investment was in the form of common and preferred shares.

In December 1996, the Corporation entered into a joint venture with Global Capital Reinsurance Limited, ("GCR") to form a Bermuda based insurer, Capital Global Underwriters Limited ("CGUL"), which specializes in financial lines reinsurance. In April 1997, GCR was acquired by EXEL Limited. In March 1998, EXEL sold its share of CGUL to Bermuda based ACE Bermuda Insurance, Ltd. and CGUL was renamed ACE Capital Re Ltd. The Corporation, through KRE, owns a 50% economic interest in ACE Capital Re Ltd. and controls 9.9% of its voting stock. The Corporation accounts for its investment in ACE Capital Re Ltd. under the equity method.

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

The 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

Significant accounting policies are as follows:

     Discontinued Operations: During 1998, the Corporation commenced a plan of divestiture of it Lloyd's operations. As a result, the related subsidiaries of the Corporation have been classified as discontinued operations and prior period results have been restated for comparative purposes. Unless otherwise noted, all footnote disclosures reflect continuing operations only.

     Investments in Securities: The Corporation accounts for its investments in fixed maturity securities in accordance with FASB Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of securities at the time of purchase. At December 31, 1998 and 1997 investments in fixed maturity securities were designated as available-for-sale.

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

     Premium Revenue Recognition: All premiums are earned over the terms of the risks covered under the Corporation's reinsurance contracts. Generally, premiums are received either in full at contract inception or in installments over the life of the covered risk. Financial guaranty premiums are typically received entirely at contract inception. For purposes of earnings recognition, premiums are allocated to each year in the term of the guaranty and are earned pro-rata over the period of risk. Receipts of installment premiums for financial guaranty and all other lines of business are generally earned on monthly pro-rata basis over the installment period.

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

     Losses and Loss Adjustment Expenses: The liability for loss and loss adjustment expenses is determined according to management's loss expectations which are based on historical loss development patterns as well as reports and individual case estimates received from ceding companies where applicable. An estimate is also provided for losses and loss adjustment expenses for incurred but not reported losses for the mortgage guaranty and trade credit lines of business. Incurred but not reported losses are not estimated for the financial guaranty and title reinsurance lines of business since they are underwritten to a zero loss standard. Financial guaranty loss and loss adjustment expenses were discounted using an average rate of 5.5% in 1998 and 6.4% in 1997.

     Contingent Commissions: Under the terms of certain of the Corporation's reinsurance contracts, the Corporation is obligated to pay the ceding company a contingent commission based upon a specified percentage of the net underwriting profits. As of December 31, 1998 and 1997, the Corporation's liability for the present value of expected future payments is shown on the balance sheet under the caption "Profit commission liability."

     Stock Based Compensation: The Corporation grants stock options to certain employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Corporation accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

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

     For the years ended 1998, 1997 and 1996, and in order to arrive at the number of weighted average diluted shares outstanding of 32,645, 32,505, and 31,892, employee stock option awards in the amount of 760, 759 and 580 were added to weighted average common shares outstanding for basic earnings per share of 31,885, 31,746, and 31,312, respectively. All figures are reported in thousands.

3.   Discontinued Operations

As mentioned in Note 1, the Corporation has commenced a plan of divestiture of its Lloyd's operations. The sale is expected to be completed during 1999. The Corporation's commitments to Lloyd's are described in Note 16.

The results were as follows:

                                                Years Ending December 31,
                                            1998           1997           1996
                                         --------------------------------------
                                                  (Dollars in Thousands)
Total Revenues                           $ 56,437       $ 20,263        $  138
Total Losses and Expenses                  59,089         21,063           628
                                         --------------------------------------
Loss Before Taxes                          (2,652)         (800)          (490)
Income Taxes                                   (7)          (34)             0
                                         --------------------------------------
Loss from Discontinued Operations        $ (2,645)      $  (766)        $ (490)


The assets and liabilities of the discontinued operations at December 31, 1998 were:

Cash and Investments                      $ 20,689
Deferred Acquisition Costs                  19,727
Reinsurance Balances                        50,052
Other Assets                                40,768
                                         ----------
   Total Assets                           $131,236

Deferred Premium Revenue                   $54,990
Loss and LAE Reserves                       55,664
Other Liabilities                           14,727
                                         ----------
   Total Liabilities                      $125,381

Net Assets                                  $5,855
Payable to Capital Re Corp                   5,840
                                         ----------
Net Assets of Discontinued Operation      $ 11,695

4.   Accounting Developments

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting item, termed comprehensive income, which will combine net income and certain items that directly affect stockholders' equity, such as net unrealized gain/loss on fixed maturity securities available for sale and foreign currency translation adjustments. The Corporation has elected to report comprehensive income in a separate statement. SFAS No. 130 will have no impact on the financial condition or results of operations of the Corporation.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997, and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for defining how operating segments are determined and requires more comprehensive disclosures about the Corporation's reportable operating segments. The Corporation's segment information is reported in Note 10.

In June 1998, The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehenstive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has determined that it is likely that its credit default swap business will be subject to the requirements of SFAS 133. The Corporation is in the process of determining what the effect of Statement 133 will be on its earnings and financial position.

5.   Statutory Accounting Practices

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

     Investments in fixed maturity securities are reported at amortized cost or market value based on the National Association of Insurance Commissioners ("NAIC") rating; under GAAP, these fixed maturity investments are carried in accordance with SFAS 115 (see Note 2);

     Certain assets designated as "nonadmitted assets" are charged directly to statutory capital and surplus, but are reflected as assets under GAAP.


The following is a reconciliation of the Corporation's consolidated GAAP net income and stockholders' equity to the corresponding consolidated statutory amounts for its insurance subsidiaries:

                                                    Year ended December 31,
                                                 1998        1997        1996
                                              ---------------------------------
                                                    (Dollars in Thousands)

Consolidated GAAP net income                  $ 41,542    $ 70,052    $ 56,524
Premium revenue recognition                    (14,168)       (899)    (14,851)
Deferred acquisition costs                      (7,392)    (16,273)     (9,011)
Deferral of income taxes                         4,728       8,460      11,489
Tax and loss bonds                                           1,581       4,848
Interest expense and minority interest in
   Capital Re LLC                               13,150      13,137      12,633
Other, including noninsurance subsidiaries      (5,219)     (5,876)     (4,091)
                                              =================================
Consolidated statutory net income             $ 32,641    $ 70,182    $ 57,541
                                              =================================

                                                               December 31,
                                                             1998        1997
                                                         ----------------------
                                                          (Dollars in Thousands)

GAAP stockholders' equity                                $ 610,826    $ 568,943
Premium revenue recognition                                (60,851)     (44,345)
Deferred acquisition costs                                (135,029)    (127,637)
Unrealized gain on fixed maturity securities
   available-for-sale                                      (50,029)     (45,218)
Deferral of income taxes                                    79,237       72,879
Tax and loss bonds                                          18,737
Contingency reserve                                       (211,455)    (162,250)
Long-term debt and Company obligated mandatorily
    redeemable preferred securities of Capital Re LLC      174,856      174,819
Net assets of discontinued operations                      (11,695)     (17,046)
Other, including noninsurance subsidiaries                     (89)      (3,764)
                                                         ----------------------
Consolidated statutory policyholders' surplus            $ 395,771    $ 435,118
                                                         ======================


6. Insurance in Force--Financial Guaranty and Mortgage Guaranty

Financial Guaranty: At December 31, 1998, the Corporation's reinsured financial guaranty portfolio included the reinsured portfolios of Capital Reinsurance, Capital Credit and KRE, net of eliminations and was broadly diversified by bond type, geographic location and maturity schedule, with no single risk representing more than 1.72% of the Corporation's net par in force. The Corporation limits its exposure to losses from reinsured financial guarantees by underwriting primarily investment grade obligations and retroceding a portion of its risks to other insurance companies.

Net financial guaranty par in force was approximately $57.0 billion at December 31, 1998. The composition at December 31, 1998, by type of issue and the range of final maturities, was as follows:
                                                             Range of Final
       Type of Issue                     Net Par in Force      Maturities
       -------------------------------------------------------------------------
                                                (Dollars in Billions)
       Tax-backed                                   $15.8       1-40 years
       Utility                                       15.0       1-40 years
       Nonmunicipal                                  13.0       1-35 years
       Special revenue                                6.4       1-40 years
       Health care                                    6.1       1-40 years
       Housing                                         .7       1-40 years
                                                    -----
                                                    $57.0
                                                    =====

The reinsured portfolio contained exposures in each of the 50 states. Net par in force at December 31, 1998, by state, was as follows:

       State                                   Net Par in Force
       ---------------------------------------------------------
                                            (Dollars in Billions)

       California                                    $ 6.1
       New York                                        5.6
       Florida                                         2.9
       Texas                                           2.9
       Pennsylvania                                    2.2
       New Jersey                                      2.0
       Illinois                                        1.9
       Massachusetts                                   1.8
       Puerto Rico                                     1.6
       Ohio                                            1.4
       Washington                                      1.4
       Others (each less than 2%)                     27.2
                                                     -----
                                                     $57.0
                                                     =====


As part of its financial guaranty business, the Corporation participates in credit default swap transactions whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference secuirities or loans. A credit event is defined as failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring or similar nonpayment event. The total notional amount of credit default swaps outstanding at December 31, 1998 and included in the Corporation's financial guaranty exposure above was $6.8 billion.

Mortgage Guaranty: At December 31, 1998, the Corporation's net mortgage guaranty insurance in force (representing the current principal balance of all mortgage loans that are currently reinsured) and direct primary net risk in force was approximately $7.6 billion and $2.4 billion, respectively. California represents the Corporation's largest U.S. risk concentration at approximately 23%, however, its total U.S. distribution of mortgage guaranty risk in force parallels that of the U.S. primary mortgage insurance industry.

7.   Financial Strength Ratings

On March 10, 1999, Moody's Investors Service, Inc. ("Moody's") announced that it had downgraded the financial strength rating of Capital Reinsurance to Aa2 from Aaa. This action ended a review process that began on November 5, 1998. Moody's cited increased competition in the monoline financial guaranty reinsurance industry, an increased risk profile in business assumed and rising operating leverage as the reasons for the downgrade. Under certain of its reinsurance agreements with two of its financial guaranty ceding companies, Capital Reinsurance has agreed to increase the ceding commission payable under such agreements as a result of the rating action by Moody's. The increase will apply to in-force and future business ceded by those companies. The financial impact of the increased ceding commission with respect to the in-force business at December 31, 1998 is not expected to exceed $2.0 million in 1999. The reinsurance agreements with the two ceding companies also give those companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume will not be triggered by Capital Reinsurance's March 10th downgrade. Additionally, one of the ceding companies may reassume a minor portion of its previously ceded business based on this rating action alone; however, that company has not indicated that it will exercise the option.

On December 16, 1998, Standard & Poor's ("S&P") affirmed the triple A financial strength rating of Capital Reinsurance. In addition, S&P placed on Credit Watch with negative implications, the financial strength ratings of Capital Mortgage (double `A'), KRE (double `A'), Capital Title (double `A'minus) and Capital Credit (single `A' plus). S&P took this action as a result of its perceived uncertainty resulting from changes in management that occurred in December 1998. Should S&P ultimately decide to downgrade the subsidiaries' financial strength ratings, certain reinsurance contracts could become subject to cancellation. However, the Corporation does not believe that a downgrade, if any, would be of the magnitude that would result in such cancellations.

8.   Investments in Securities

The following summarizes the Corporation's aggregate investment portfolio at December 31, 1998:

                                                                   Gross        Gross
                                               Amortized        Unrealized   Unrealized         Estimated
                                                  Cost             Gains        Losses          Fair Value
                                              ------------------------------------------------------------
                                                                (Dollars in Thousands)
  Fixed maturity securities available-for-sale:
       U.S. Treasury securities and
         obligations of U.S. government
         agencies                             $  109,323       $    6,646    $    (294)         $  115,675
       Obligations of states and
         political subdivisions                  489,932           37,091         (338)            526,685
       Corporate securities                      158,739            3,972         (569)            162,142
       Mortgage-backed securities                190,284            3,362          (26)            193,620
       Asset-backed                               66,159            1,466          (76)             67,549
       Emerging markets                           12,247              103         (689)             11,661
       Other                                      10,178                3         (620)               9559
                                              ------------------------------------------------------------
  Total available-for-sale                     1,036,862           52,643       (2,612)          1,086,891

  Short-term investments                          88,147                                            88,147
                                              ------------------------------------------------------------
  Total investments                           $1,125,007       $   52,643    $  (2,612)         $1,175,038
                                              ============================================================


The following summarizes the Corporation's aggregate investment portfolio at December 31, 1997:

                                                                   Gross        Gross
                                               Amortized        Unrealized   Unrealized         Estimated
                                                  Cost             Gains        Losses          Fair Value
                                              ------------------------------------------------------------
                                                                (Dollars in Thousands)
  Fixed maturity securities available-for-sale:
       U.S. Treasury securities and
         obligations of U.S. government
         agencies                             $   85,977       $   4,089     $    (13)          $   90,053
       Obligations of states and
         political subdivisions                  453,326          34,370            -              487,696
       Corporate securities                      112,595           2,759         (142)             115,212
       Mortgage-backed securities                152,720           2,758          (35)             155,443
       Asset-backed                               64,050           1,477           (9)              65,518
       Emerging markets                           18,537             160         (196)              18,501
                                              ------------------------------------------------------------
  Total available-for-sale                       887,205          45,613         (395)             932,423
  Short-term investments
                                              ------------------------------------------------------------
  Total investments                               75,500               -            -               75,500
                                              ------------------------------------------------------------
                                              $  962,705       $  45,613     $   (395)          $1,007,923
                                              ============================================================


8.   Investments in Securities (continued)

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized Cost       Fair Value
                                       -------------------------------
                                             (Dollars in Thousands)
Maturity:
   Due in 1999-2003                     $  138,517          $  139,476
   Due in 2004-2008                        131,149             135,588
   Due after 2008                          576,912             618,207
   Mortgage-backed securities              190,284             193,620
                                       ===============================
Total                                   $1,036,862          $1,086,891
                                       ===============================


In 1998, the Corporation realized gross gains and losses of $8.8 million and ($10.3) million, respectively. Included in realized losses was a $7.5 million write-down in the Corporation's investment in common and preferred shares of CGA, based on management's belief that its investment in CGA had suffered a permanent impairment. After the write-down, the carrying value of the CGA investment was $3.4 million. In 1997, the Corporation realized gross gains and losses of $12.4 million and ($4.4) million, respectively. In 1996, the Corporation realized gross gains and losses of $8.5 million and ($7.0) million, respectively.

Approximately 16.4% of the Corporation's total investment portfolio of $1.2 billion at December 31, 1998 is comprised of mortgage-backed securities ("MBS"), including collateralized mortgage obligations. Of the securities in the MBS portfolio, approximately 86.5% are backed by agencies or entities sponsored by the U.S. government. As of December 31, 1998, the weighted average credit quality of the Corporation's entire investment portfolio was AA+.

Net investment income is derived from the following sources:

                                                     Year ended December 31,
                                                  1998        1997        1996
                                               --------------------------------
                                                     (Dollars in Thousands)

Income from fixed maturity securities          $ 61,678    $ 51,187    $ 46,207
Income from short-term investments                4,699       6,834       6,351
                                               --------------------------------
Total investment income                          66,377      58,139      52,558
Less investment expenses                         (1,523)     (1,523)     (1,000)
                                               --------------------------------
Net investment income                          $ 64,854    $ 56,498    $ 51,558
                                               ================================

Under agreements with its cedants and in accordance with statutory requirements, certain of the Corporation's subsidiaries maintain fixed maturity securities in trust accounts for the benefit of reinsured companies and for the protection of policyholders in states in which they are not licensed. The carrying amount of such restricted balances amounted to approximately $109.2 million and $87.3 million at December 31, 1998 and 1997, respectively. Additionally, at December 31, 1998 and 1997, $4.5 million and $4.1 million, respectively, was on deposit with state insurance departments to satisfy regulatory requirements.

9.   Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses ("LAE").

                                                                       Year ended December 31,
                                                                   1998          1997           1996
                                                                -------------------------------------
                                                                        (Dollars in Thousands)
Reserve for losses and LAE, net of related
   reinsurance recoverables, at beginning of year               $ 22,555      $ 17,759       $ 10,245
Add:
   Provision for unpaid losses and LAE for claims
     occurring in the current year, net of                        68,350        13,784          8,370
     reinsurance
   Increase in estimated losses and LAE for claims
     occurring in prior years, net of reinsurance                  6,832         1,849          1,113
                                                                -------------------------------------
   Incurred losses during the current year, net of
     reinsurance                                                  75,182        15,633          9,483
                                                                -------------------------------------
Deduct:
   Losses and LAE payments (net of recoverables) for
     claims occurring in the current year                          2,507           985             10
   Losses and LAE payments (net of recoverables) for
     claims occurring in the prior year                           10,676         9,852          1,959
                                                                -------------------------------------
Total                                                             13,183        10,837          1,969
                                                                -------------------------------------
Reserve for unpaid losses and LAE, net of related
   reinsurance recoverables, at end of year                       84,554        22,555         17,759
Unrealized foreign exchange loss (gain) on reserve
   revaluation                                                       114           (96)           310
Reinsurance recoverables on unpaid losses and LAE,
   at end of year                                                  3,292         5,527          1,833
                                                                -------------------------------------
Reserve for unpaid losses and LAE, gross of
   reinsurance recoverables on unpaid losses at end
   of year                                                      $ 87,960      $ 27,986       $ 19,902
                                                                =====================================


The increase in incurred losses in 1998 were principally from two financial guaranty losses in the amounts of $10.0 million and $44.1 million, as well as expected losses in the mortgage guaranty, trade credit and financial solutions reinsurance lines of business. The financial guaranty losses incurred in 1998 related to two discrete reinsured bond issuances. The $10 million loss was for bonds issued by a now bankrupt hospital system while the $44.1 million was for losses expected on securities backed by charged off credit cards. During 1997, incurred losses were principally from the mortgage guaranty and trade credit reinsurance lines of business. Incurred losses in 1996 were caused primarily by increases in reserves estimated for mortgage guaranty losses. The increases for 1997 and 1996 are consistent with the expected loss development patterns for the respective lines of business.

10.  Segment Reporting

The Corporation provides reinsurance to primary insurers in various specialty insurance markets. For segment reporting purposes, the Corporation's reinsurance lines of business are organized into four discrete segments municipal financial guaranty, nonmunicipal financial guaranty, each of which include credit default swap transactions, mortgage guaranty and trade credit. Two additional lines, financial solutions and title reinsurance are combined into "Other" for segment reporting purposes. Operating procedures and corporate resources are tailored to the business and regulatory needs of each line of business or segment as necessary. In cases where practical, the same procedures and or resources may be utilized for more than one line of business.

Financial guaranty insurance of municipal and nonmunicipal debt obligations, is a form of credit enhancement which, as a specialized class of surety, provides for the unconditional and irrevocable guarantee of the obligor's scheduled payment of principal and interest on investment grade municipal and non-municipal debt obligations. The premiums related to municipal bond reinsurance are generally paid in full at the time of policy issuance, credited to a deferred premium account and then recognized as revenues over the life of the reinsured obligation. As a result, only a small portion of annual premium revenue is derived from premiums written in any one year. Given the zero loss underwriting standard, this multi-year revenue translates into an annuity of earned premiums, which is itself supplemented by the investment income derived from the deferred premiums account. Non-municipal financial guaranty premiums are generally paid in installments over the life of the underlying obligation, also providing an annuity of earned premiums.

Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lenders against default by borrowers on low down-payment residential mortgage loans. For the Corporation's proportional mortgage guaranty business, reinsurance premiums are paid on a monthly basis and fully recognized when written. A certain level of losses is expected in this business. For the non-proportional mortgage guaranty business, premiums are generally paid in full at contract inception and earned over the life, usually ten years. Generally, losses are not expected in this non-proportional mortgage guaranty business.

Credit insurance protects suppliers of goods and services from the risk of non-payment by their customers. Some level of losses are also expected in this business. This business is centered on blending participation in excess of loss reinsurance programs with traditional proportional treaty lines. These contracts are generally of a one year duration and premiums are typically received in installments throughout the coverage period.

For purposes of financial planning, resource allocation and performance evaluation, segments are measured based on net underwriting profits and other income directly attributable to the segments. For segment reporting purposes, investment income, net realized gains/losses, operating expenses (i.e., salaries, rent, etc.), interest expense and income taxes are allocated to the segments. The mortgage segment includes equity income from an investment in a subsidiary engaged in mortgage related products. Management does not allocate assets to the Corporation's segments. Rather, assets are managed as a consolidated pool.

For marketing purposes, the Corporation aggregates its reinsurance lines of business into two divisions, Financial Guaranty and Financial Risks. The municipal and non-municipal lines including credit default swaps, are combined to represent Financial Guaranty while the Financial Risks division includes mortgage, credit, title and financial solutions.

The following tables summarize the operating results of the Corporation's segments:

                                                                           Year Ended December 31, 1998
                                                                                Reportable Segments
                                                    -------------------------------------------------------------------------------
                                                                        Non
                                                     Municipal     Municipal     Mortgage        Credit        Other   Consolidated
                                                    -------------------------------------------------------------------------------
Gross Written Premiums                              $  55,280     $  39,872     $  66,802     $  35,298     $  16,689     $ 213,941
Ceded Premiums                                         (3,015)         (100)          (76)         (156)            0        (3,347)
                                                    -------------------------------------------------------------------------------
Written Premiums                                       52,265        39,772        66,726        35,142        16,689       210,594
Increase in Deferred Premium Revenue                   (9,310)      (19,067)       (7,378)       (6,454)            0       (42,209)
                                                    -------------------------------------------------------------------------------
Premiums                                               42,955        20,705        59,348        28,688        16,689       168,385
                                                    -------------------------------------------------------------------------------
Income                                                      0           258          (154)            0         2,967         3,071
                                                    -------------------------------------------------------------------------------
Underwriting Revenue and Other
Segment Related Income                                 42,955        20,963        59,194        28,688        19,656       171,456
Losses Incurred                                         9,966        45,249         3,187        16,780        11,382        86,564
Commissions (Net of DAC)                               13,333         3,950        14,131         7,804          (232)       38,986
Profit Commissions                                        800           (99)       17,101           153         1,270        19,225
                                                    -------------------------------------------------------------------------------
Net Underwriting Expense                               24,099        49,100        34,419        24,737        12,420       144,775
Net Underwriting Profit (Loss) and
Segment Related Income                              $  18,856     $ (28,137)    $  24,774     $   3,951     $   7,236     $  26,681

                                                                           Year Ended December 31, 1997
                                                                                Reportable Segments
                                                    -------------------------------------------------------------------------------
                                                                        Non
                                                     Municipal     Municipal     Mortgage        Credit        Other   Consolidated
                                                    -------------------------------------------------------------------------------

Gross Written Premiums                              $  52,778     $  16,674     $  70,752     $  23,025      $   6,714    $ 169,943
Ceded Premiums                                         (2,621)          (75)         (272)          (71)        (2,629)      (5,668)
                                                    -------------------------------------------------------------------------------
Net Written Premiums                                   50,157        16,599        70,480        22,954          4,085      164,275
   Increase in Deferred Premium Revenue               (20,409)       (5,197)      (17,234)       (5,747)          (397)     (48,984)
                                                    -------------------------------------------------------------------------------
Earned Premiums                                        29,748        11,402        53,246        17,207          3,688      115,291
                                                    -------------------------------------------------------------------------------
Other Income                                              115            83           260             0          1,078        1,536
                                                    -------------------------------------------------------------------------------
 Total Underwriting Revenue and Other
          Segment Related Income                       29,863        11,485        53,506        17,207          4,766      116,827

Losses Incurred                                           (33)            0         7,540         8,126              0       15,633
Commissions (Net of DAC)                                9,562         3,112        13,399         3,967             86       30,126
Profit Commissions                                        210          (119)        4,115          (115)         1,020        5,111
                                                    -------------------------------------------------------------------------------
   Net Underwriting Expense                             9,739         2,993        25,054        11,978          1,106       50,870

Net Underwriting Profit and Other
       Segment Related Income                       $  20,124     $   8,492     $  28,452     $   5,229      $   3,660    $  65,957

                                                                           Year Ended December 31, 1996
                                                                                Reportable Segments
                                                    -------------------------------------------------------------------------------
                                                                        Non
                                                     Municipal     Municipal     Mortgage        Credit        Other   Consolidated
Reportable Segments                                 -------------------------------------------------------------------------------
Gross Written Pemiums                               $  48,411     $  10,903     $  53,682     $  15,070     $   1,752     $ 129,818
Ceded Premiums                                        (11,704)            0       (12,746)         (180)            0       (24,630)
                                                    -------------------------------------------------------------------------------
Net Written Premiums                                   36,707        10,903        40,936        14,890         1,752       105,188
(Increase) Decrease in Deferred Premium
Revenue                                                (9,167)       (3,704)        2,947                        (176)      (12,752)
                                                    -------------------------------------------------------------------------------
Earned Premiums                                        27,540         7,199        43,883        12,238         1,576        92,436
                                                    -------------------------------------------------------------------------------
Other Income                                                0             0           523             0             0           523
                                                    -------------------------------------------------------------------------------
    Total Underwriting Revenue and Other
          Segment Related Income                       27,540         7,199        44,406        12,238         1,576        92,959

Losses Incurred                                            (9)            0         3,396         6,096             0         9,483
Commissions (Net of DAC)                                6,538         1,266        11,405         3,339             0        22,548
Profit Commissions                                       (146)         (135)        5,439           310           540         6,008
                                                    -------------------------------------------------------------------------------
   Net Underwriting Expense                             6,383         1,131        20,240         9,745           540        38,039

Net Underwriting Profit and Other
       Segment Related Income                       $  21,157     $   6,068     $  24,166     $   2,493     $   1,036     $  54,920

                                                     Year Ended December 31,
Reconciliation to Consolidated Results            1998        1997        1996
                                               --------------------------------
                                                     (Dollars in Thousands)
Net Segment Income                             $ 26,681    $ 65,957    $ 54,920
Investment Income and Net Realized
    Gains                                        63,348      64,535      53,029
Other Income                                        142          98         290
Operating Expense, net                          (22,167)    (20,002)    (17,709)

Interest Expense & Minority Int in Subs         (13,150)    (13,137)    (12,603)
                                               --------------------------------

Consolidated Income Before Taxes               $ 54,854    $ 97,451    $ 77,927
                                               --------------------------------

The majority of the Corporation's gross premiums are for reinsurance risks located in the United States. Remaining gross written premiums are for other worldwide risks with a concentration in western Europe. The following table summarizes the Corporation's gross written premiums on a geographic basis:



Geographic Information

                                       Gross Written Premium
                                       Year Ended December 31,
                          1998                 1997                     1996
                  ------------------------------------------------------------
                                    (Dollars in Thousands)
United States     $169,699    79.3%    $130,842     77.0%    $104,727     80.7%
Non U.S.            44,242    20.7%      39,101     23.0%      25,091     19.3%
                  ------------------------------------------------------------
                  $213,941   100.0%    $169,943    100.0%    $129,818    100.0%

The Corporation derives the majority of its gross written premiums from a small number of primary insurers. The primary insurers which accounted for 10% or more of gross written premiums are as follows:

                                      Year Ended   December 31,
                                  1998          1997         1996
                                  -------------------------------
Primary insurer

MBIA                              15.7          12.4         14.9%
CMAC                              14.6          15.8         15.9
FSA                               12.0          11.5          *
PMI                                *             *           10.7
FGIC                               *             *           11.9

         *Less than 10%

Customer concentration occurs as a result of the fact that a large portion of the Corporation's total gross written premiums comes from the financial guaranty and mortgage guaranty reinsurance lines of business. These industries are composed of a small number of primary insurance companies writing primary financial guaranty and mortgage guaranty insurance.

11.  Debt and Liquidity Facility

Debt consists of:

                                                           December 31,
                                                         1998         1997
                                                       --------------------
                                                      (Dollars in Thousands)
   7.75% debentures due 2002, net of unamortized
   discount of $0.2 million in 1998 and 1997
   ("Debentures")                                      $74,856      $74,819
   Bank note payable                                    25,000       25,000
                                                       --------------------
   Total                                               $99,856      $99,819
                                                       ====================

The Debentures include certain covenants, none of which significantly restrict the Corporation's operating activities or dividend paying ability. During 1996, the Corporation entered into a $25 million credit facility with Chase Manhattan Bank, expiring August 20, 1999. The facility is renewable each year at the option of the Corporation. Interest on the facility is payable semi-annually at a rate equal to the then London Interbank offered rate plus 40 basis points.

Capital Reinsurance is party to a credit facility with Deutsche Bank AG pursuant to which Deutsche Bank AG provides up to $100 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2006.

During 1998, 1997 and 1996, the Corporation paid total interest of approximately $7.4 million, $7.4 million and $6.9 million, respectively.

12.  Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return. The Corporation's effective federal corporate tax rate for 1998, 1997 and 1996 was 19.4%, 27.3% and 26.7%, respectively.

A reconciliation from the tax provision calculated at the federal statutory rate of 35% in 1998, 1997 and 1996, to the total tax is as follows:


                                                    Year ended December 31,
                                                1998         1997         1996
                                             ----------------------------------
                                                    (Dollars in Thousands)

Tax provision at statutory rate              $ 19,199     $ 34,107     $ 27,274
Tax-exempt interest                            (8,436)      (7,751)      (6,710)
Other                                             (96)         277          349
                                             ----------------------------------
Total federal income tax provision           $ 10,667     $ 26,633     $ 20,913
                                             ==================================


The liability for deferred federal income taxes reflects the tax effect of the following temporary differences:

                                                                December 31,
                                                            1998          1997
                                                        -----------------------
                                                         (Dollars in Thousands)

Deferral of acquisition costs                           $  47,260     $  44,673
Contingency reserve                                        33,437        33,437
Deferred premium revenue                                    4,834         1,517
Unrealized gain on fixed maturity securities
   available-for-sale                                      17,511        15,826
Investment writedown                                       (2,663)
Deferred compensation                                           0        (1,397)
Other                                                        (107)       (1,223)
                                                        -----------------------
Effects of temporary differences                          100,272        92,833
Credit for alternative minimum tax carryforwards           (2,298)       (1,217)
Tax and loss bonds                                        (18,737)      (18,737)
                                                        -----------------------
Liability for deferred federal income taxes             $  79,237     $  72,879
                                                        =======================

Income taxes paid during 1998, 1997 and 1996 were approximately $16.1 million, $18.9 million and $7.9 million, respectively.

13.  Reinsurance Ceded

To limit its exposure on assumed risks, the Corporation enters into certain proportional and nonproportional retrocessional agreements that cede a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Corporation would be liable for such defaulted amounts.

For the years ended December 31, 1998, 1997 and 1996, ceded earned premiums were $13.7 million, $17.8 million and $14.7 million, respectively. Ceded losses for the same periods were $4.8 million, $6.6 million and $6.5 million, respectively.

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

During 1995, Capital Mortgage entered into an assumption agreement whereby it provides excess of loss reinsurance on an existing portfolio of mortgage pool insurance. In connection with this assumed transaction, Capital Mortgage is required to cede a portion of the risks, thereby reducing its total net retention. Total ceded premiums under the contract were approximately $21.0 million. Total expected assumed premiums of $56.0 million are payable in seven annual installments of $8.0 million. As of December 31, 1998, the Corporation has received four of the seven installments. Contingent commissions will be payable on the assumed reinsurance and receivable on the ceded reinsurance, dependent upon the level of losses incurred under the contract.

14.  Fair Values of Financial Instruments

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

Fixed Maturity Securities

The fair value for fixed maturity securities shown in Note 8 is based on quoted market prices.

Deferred Premium Revenue

The fair value of the Corporation's deferred premium revenue is based on entering into a cession of the entire portfolio with third party reinsurers under market conditions. This figure was determined by using the statutory basis unearned premium reserve, net of commissions, and the present value of the estimated future cash flow stream from installment premiums. At December 31, 1998, the fair value of the Corporation's net deferred premium revenue was estimated to be $361.5 million.

Reserve for Losses and Loss Adjustment Expenses, Net of Reinsurance
   Recoverable on Ceded Losses

For financial guaranty losses, the carrying amount is composed of the present value of the expected cash flows for case basis claims and therefore represents the best estimate of fair value. The short-term nature of losses from the remaining lines of business indicate that the carrying value represents the best estimate of fair value. Accordingly, for all lines, the carrying amount is deemed the best estimate of fair value as of December 31, 1998.

Debt

The fair value of the Corporation's $75.0 million of outstanding Debentures is determined based on the projected cash flows discounted by the sum of the seven-year U.S. treasury yield at December 31, 1998 and the appropriate credit spread for similar debt instruments. At December 31, 1998, the fair value of the Corporation's Debentures was estimated to be $80.2 million. The carrying amount of the Corporation's bank note payable of $25 million approximates fair value due to its floating interest rate provision.

Preferred Securities of Capital Re LLC

The fair value of the Corporation's $75.0 million Company obligated mandatorily redeemable preferred securities of Capital Re LLC at December 31, 1998 was $74.6 million based on the closing price per share on the New York Stock Exchange at that date.

15.  Dividends

Under Maryland's insurance law, the amount of surplus available for distribution as dividends is subject to certain statutory provisions, which generally prohibit the payment of dividends in any twelve-month period without prior approval of the Maryland Commissioner of Insurance in an amount exceeding 10% of policyholder's surplus at the preceding December 31. The amount available for distribution from Capital Reinsurance during 1998 with notice to, but without prior approval of, the Maryland Commissioner of Insurance under the Maryland insurance law is approximately $32.3 million. During 1998, Capital Reinsurance paid dividends in the amount of $8.0 million to the Corporation.

Capital Credit's and KRE's dividend distributions are governed by Bermuda law. Under Bermuda law and the By-Laws of Capital Credit and KRE, dividends may be paid out of the profits of Capital Credit and KRE (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's and KRE's surplus limited by requirements that Capital Credit and KRE must at all times (i) maintain the minimum share capital required under Bermuda law and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. Since its organization, KRE has not declared or paid any dividends. During 1998 Capital Credit paid $4.0 million to the Corporation.

Under New York Insurance Law, as a mortgage guaranty insurance corporation, Capital Mortgage may not pay dividends except from earned surplus as defined by New York Insurance Law. Capital Mortgage is further restricted from paying dividends to the extent that any dividend paid to shareholders which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the superintendent, or 100% of adjusted net investment income during such period unless specifically allowed by the superintendent. To date, Capital Mortgage has not declared or paid any dividends. The maximum dividend payable by Capital Mortgage during 1998 is $0 since its earned surplus was ($9.2) million as of December 31, 1998.

Capital Title is subject to the New York Insurance Law laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York Insurance Law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. As of December 31, 1998, Capital Title's maximum amount payable as a dividend during 1998 is approximately $3.6 million.

16.  Commitments

At December 31, 1998, future minimum rental payments under the terms of the Corporation's noncancellable operating leases for office space are $1.2 million for the year 1999, $1.4 million for each of the years 2000, 2001, 2002, and 2003, and $8.0 million in the aggregate thereafter. These future minimum rental payments total $14.8 million. These payments are subject to escalations in building operating costs and real estate taxes. Total rent expense amounted to approximately $1.0 million in 1998 and 1997 and $0.9 million in 1996.

As part of the Corporation's agreement to invest in CGA, it has also committed to invest an additional $7.5 million in the form of the purchase of common shares in the event that maintenance of Commercial Guaranty Assurance Ltd.'s triple A rating from Duff & Phelps make such action necessary.

The Corporation participates in the Lloyd's of London insurance market through its corporate name, CRC Capital Ltd. At the Corporation's direction, a letter of credit has been provided to Lloyd's in satisfaction of CRC Capital's capital requirement. All corporate capital providers are required by Lloyd's to post funds at Lloyd's equal to a fixed percentage of the amount of committed insurance capacity. For the year ended December 31, 1998, the total amount of insurance capacity committed by CRC Capital was British Pound Sterling 88.2 million, and CRC Capital's Funds at Lloyd's requirement was 50% of that amount and was supported by a letter of credit for British Pound Sterling 44.1 million. For the 1999 year, the Corporation increased its insurance capacity commitment to British Pound Sterling 95.0 million which is supported by a letter of credit of British Pound Sterling 47.5 million.

17.  Capital Re LLC

In  January  1994,  the  Corporation  formed and  capitalized  Capital Re LLC, a limited liability company organized under the laws of the Turks and Caicos Islands. Additionally, in January 1994, Capital Re LLC issued $75,000,000, 7.65% of cumulative monthly income preferred shares, the proceeds of which were loaned to the Corporation. The preferred shares were issued at $25 par value per share and are shown on the balance sheet under the caption "Company obligated mandatorily redeemable preferred securities of Capital Re LLC." The Corporation guarantees the payment of the monthly dividend as well as any amounts upon liquidation or redemption which cannot occur prior to January 31, 1999, at the Corporation's discretion. The Corporation has no plans to exercise its redemption option in the near or midterm. Capital Re LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds to the Corporation to fund its business operations. The total amount paid to preferred shareholders for each of the years ended 1998, 1997 and 1996 was approximately $5.7 million and is shown on the income statement under the caption "Minority interest in Capital Re LLC."

18.  Compensation Plans

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

To enable recipients of awards under the stock incentive plan to meet tax obligations which may have resulted from such awards, the Corporation agreed to make loans to recipients, payable upon ultimate disposition of their shares or three years after their termination of employment. As of December 31, 1998 and 1997, total loans outstanding under all officer loan programs were approximately $0.9 million and $1.64 million, respectively, and are included under the caption "Other assets."

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 6.3% and 5.4%; dividend yields of .53%,.67% and .80%; volatility factors of the expected market price of the Corporation's common stock of 21.35, 23.37 and 19.10; and an expected life of the options of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected lives. The Corporation's pro forma information follows (in thousands, except for per share information):

                                                 Year Ended   December 31,
                                              ------------------------------
                                                 1998       1997       1996
                                              ------------------------------

Pro forma net income                          $ 40,080   $ 69,052   $ 56,030
Pro forma basic earnings per common share     $   1.26   $   2.18   $   1.79
Pro forma diluted earnings per common share   $   1.23   $   2.12   $   1.76

A summary of the Corporation's stock option activity, and related information for the years ended December 31 follows:

                                                         1998                    1997                   1996
                                               ----------------------  -----------------------  ---------------------
                                                            Weighted-                Weighted-               Weighted-
                                                             Average                  Average                 Average
                                                             Exercise                 Exercise                Exercise
                                                 Options      Price       Options      Price       Options      Price
                                               ----------------------------------------------------------------------
Outstanding, beginning of year                 2,363,150     $14.54     1,937,200     $12.00     1,816,000     $10.39
Granted                                          457,800      30.05       605,000      21.70       555,000      15.75
Exercised                                       (102,245)     16.54      (161,950)     10.99      (411,174)      9.85
Forfeited                                       (171,250)     20.67       (17,100)     14.52       (22,626)     13.25
                                               ----------------------------------------------------------------------
Outstanding, end of year                       2,547,455     $16.83     2,363,150     $14.54     1,937,200     $12.01
                                               ======================================================================
Exercisable, end of year                       1,436,676     $12.19     1,041,950     $10.98       844,894     $10.13
                                               ======================================================================


                                               1998       1997       1996
                                             -----------------------------
Weighted-average fair value of options
   granted during the year                    $10.89     $8.50      $5.21
--------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1998 ranged from $9.75 to $37.81. The weighted-average remaining contractual life of those options is approximately 6.0 years.

In 1996, the Corporation adopted a performance share plan for the benefit of senior executives of the Corporation. The plan is intended to align senior management with the interest of the shareholders. To achieve this objective, the plan ties awards granted under the plan with earning per share growth and with total shareholder return and share price. Awards under the plan are payable on December 31, 1999 and December 31, 2001. The Corporation recognized $3.0 million and $1.0 million in deferred compensation expense for the years ended December 31, 1997 and 1996. As of December 31, 1998, because the relevant targets had not been met, no accrued expense was recognized and expenses recognized in 1997 and 1996 were reversed. The Corporation maintains a savings incentive plan which is qualified under Section 401 of the Internal Revenue Code. The savings incentive plan is available to all full-time employees with a minimum of six months of service. Eligible participants may contribute 9% of their base salary subject to a maximum of $10,000 for 1998. Contributions are matched by the Corporation at a rate of 100%, up to 7% of the participants' contribution subject to certain limitations and vest at a rate of 25% per year starting with the second year of service. The Corporation contributed approximately $0.4 million in 1998 and $0.3 million in 1997 and 1996.

The Corporation also maintains a profit sharing plan which is available to all full-time employees with a minimum of six months of service. Annual contributions to the plan are at the discretion of the Board of Directors. The plan contains a qualified portion and a nonqualified portion. Total expense incurred under the plan amounted to approximately $0.3 million in 1998, 1997 and 1996.

The Corporation does not provide health care or life insurance benefits to retirees.

19.  Quarterly Financial Summary (Unaudited)*

                                                                      1st           2nd           3rd           4th
                                                                    Quarter       Quarter       Quarter       Quarter          Year
                                                                   -----------------------------------------------------------------
                                                                             (Dollars in Thousands Except Per Share Amounts)
1998
Gross written premiums                                             $ 62,127      $ 55,804      $ 41,435      $ 54,575       $213,941
Net written premiums                                                 61,046        55,365        40,625        53,558        210,594
Earned premiums                                                      43,731        39,225        46,215        39,214        168,385
Net investment income and net realized gains                         17,045        17,468        18,261        10,574         63,348
Income (loss) before provision for federal
income tax                                                           27,828        27,536        18,583       (19,092)        54,855
Net income (loss) from continuing operations                         20,274        19,681        14,335       (10,102)        44,187
Net income (loss)                                                    19,795        20,184        14,470       (12,906)        41,542
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) from continuing
operations per common share                                           $0.64         $0.62         $0.45        ($0.32)         $1.39
Diluted net income (loss) from continuing
operations per share                                                  $0.53         $0.49         $0.44        ($0.31)         $1.35
------------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per common share                              $0.62         $0.63         $0.45        ($0.40)         $1.30
Diluted net income (loss) per share                                   $0.61         $0.62         $0.44        ($0.40)         $1.27
------------------------------------------------------------------------------------------------------------------------------------
1997
Gross written premiums                                             $ 44,110      $ 45,586      $ 42,843      $ 37,404       $169,943
Net written premiums                                                 41,783        45,172        40,035        37,285        164,275
Earned premiums                                                      28,806        27,922        31,513        27,050        115,291
Net investment income and net realized gains                         16,586        13,773        16,880        17,296         64,535
Income before provision for federal income tax                       24,320        22,472        25,153        25,503         97,451
Net income from continuing operations                                17,320        15,849        18,463        19,185         70,818
Net income                                                           17,136        16,109        18,256        18,550         70,052
------------------------------------------------------------------------------------------------------------------------------------
Basic net income from continuing operations
per common share                                                      $0.55         $0.50         $0.58         $0.60          $2.23
Diluted net income from continuing operations
per share                                                             $0.53         $0.49         $0.57         $0.59          $2.18
------------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                                     $0.54         $0.51         $0.58         $0.58          $2.21
Diluted net income per share                                          $0.53         $0.50         $0.56         $0.57          $2.16

1996
Gross written premiums                                             $ 34,255      $ 30,957      $ 43,220      $ 21,386       $129,818
Net written premiums                                                 18,060        26,902        40,500        19,726        105,188
Earned premiums                                                      20,104        22,322        22,005        28,005         92,436
Net investment income and net realized gains                         12,191        11,781        12,781        16,276         53,029
Income before provision for federal income tax                       17,193        18,207        18,808        23,778         77,927
Net income from continuing operations                                12,767        13,285        13,955        17,008         57,014
Net income                                                           12,767        13,285        13,955        16,517         56,524
------------------------------------------------------------------------------------------------------------------------------------
Basic net income from continuing operations per
common share                                                          $0.42         $0.43         $0.44         $0.53          $1.82
Diluted net income from continuing operations
per common share                                                      $0.42         $0.42         $0.44         $0.53          $1.79
------------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                                     $0.42         $0.43         $0.44         $0.52          $1.81
Diluted net income per share                                          $0.42         $0.42         $0.44         $0.51          $1.77

* Numbers may not add due to rounding.

20.  Subsequent Event

In February 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited, agreed to invest $75 million in the Corporation through a purchase of common stock. The proceeds will be used to augment the surplus of the Corporation's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price is determined as the lower of (i) fully diluted GAAP book value per share at December 31, 1998 (or $18.87 per share) and (ii) the average of the highest five consecutive market closing prices of the Corporation's common stock from March 12, 1999 through April 15, 1999. Closing is contingent on customary conditions and the affirmation of S&P's financial strength ratings of the Corporation's major subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information concerning directors set forth under "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

Information concerning executive officers is set forth under PART I, Item 1 "BUSINESS OF CAPITAL RE: Executive Officers" in this report.

Item 11. Executive Compensation.

The information concerning compensation of the Company's executive officers set forth in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information concerning security ownership of certain beneficial owners and management set forth in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information concerning certain relationships and related transactions set forth in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

          1.   Financial Statements

          The following consolidated financial statements of the Company are filed as part of this Report in Item 8:

          CAPITAL RE CORPORATION AND SUBSIDIARIES

          Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 1998 and 1997

          Consolidated  Statements of Income For the Years Ended  December 31,
               1998, 1997 and 1996

          Consolidated  Statements of Comprehensive Income for the Years Ended
               December 31, 1998, 1997 and 1996

          Consolidated  Statements of Stockholders' Equity for the Years Ended
               December 31, 1998, 1997 and 1996

          Consolidated  Statements of Cash Flows for the Years Ended  December
               31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

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

          4.11 Amendment dated as of March 22, 1999 to $100 Million Credit Facility between Capital Reinsurance, Various Banks and Deutsche Bank AG, as Agent.

          9.01 Stockholders' Agreement dated as of January 17, 1992 by and among the Company, its institutional stockholders and certain of its management stockholders (Filed as exhibit
                    9.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53618) and incorporated herein by reference)

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

          10.11 1997 Employee Stock Option Plan (Filed as Appendix A to the Company's definitive proxy statement for the 1997 annual meeting of the Company's shareholders and incorporated herein by reference)

          10.12 Annual Incentive Plan for Covered Executive Officers (Filed as Appendix C to the Company's definitive proxy statement for the 1997 annual meeting of the Company's shareholders and incorporated herein by reference)

          10.13 Employment Agreement between the Company and Jerome F. Jurschak dated February 2, 1999.

          10.14 Employment Agreement between the Company and Joseph W. Swain III dated February 2, 1999.

          10.15 Employment Agreement between the Company and David A. Buzen dated February 2, 1999.

          10.16 Employment Agreement between the Company and Laurence C.D. Donnelly dated February 2, 1999.

          10.17 Employment Agreement between the Company and Alan S. Roseman dated February 2, 1999.

          10.18     Amendment Number 1 to 1997 Employee Stock Option Plan

          10.19 Stock Purchase Agreement dated as of February 19, 1999 by and between the Company and Ace Bermuda Insurance, Ltd.

          10.20 First Amendment, dated as of March 16, 1999, to the Stock Purchase Agreement dated as of February 19, 1999 by and between the Company and Ace Bermuda Insurance, Ltd.

          11.01     Statement Re: Computation of Per Share Earnings

          21.01     Subsidiaries of Registrant

          23.01     Consent of Ernst & Young LLP, Independent Auditors

          24.01     Power of Attorney of the Board of Directors

          27.01     Financial Data Schedule as of December 31, 1998

         ----------

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

Dated: March 30, 1999                       CAPITAL RE CORPORATION
                                            (Registrant)

                                            By: /s/ Alan S. Roseman
                                                --------------------------------
                                            Name:  Alan S. Roseman
                                            Title: Executive Vice President,
                                                   General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                                  Date
----                       -----                                  ----
Jerome F. Jurschak*        Chairman of the Board and              March 30, 1999
                           Chief Executive Officer
                           (Principal Executive
                           Officer)

David A. Buzen*            Executive Vice President and           March 30, 1999
                           Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)

Harrison Conrad*           Director                               March 30, 1999
Richard L. Huber*          Director                               March 30, 1999
Jerome F. Jurschak*        Director                               March 30, 1999
Steven D. Kesler*          Director                               March 30, 1999
Philip Robinson*           Director                               March 30, 1999
Edwin Russell*             Director                               March 30, 1999
Dan R. Skowronski*         Director                               March 30, 1999
Barbara Stewart*           Director                               March 30, 1999
Jeffrey F. Stuermer*       Director                               March 30, 1999
Joseph W. Swain III*       Director                               March 30, 1999

----------
*Alan S. Roseman, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the Directors and Officers of the Company named above pursuant to powers of attorney duly executed by such Directors and Officers and filed with the Securities and Exchange Commission as an exhibit to this report.

                                           By: /s/ Alan S. Roseman
                                               ---------------------------------
                                               Alan S. Roseman, Attorney-in-fact

Schedule II - Condensed Financial Information of Registrant
Capital Re Corporation
December 31, 1998
(Dollars in thousands)

Condensed Balance Sheets

                                                           As of           As of
                                                    December 31,    December 31,
                                                            1998            1997
                                                    ------------    ------------
Assets

Investment in affiliates                                $794,494        $748,465
Net Assets of Discontinued Operations                     11,695          17,046
                                                        --------        --------
    Total Assets                                        $806,189        $765,511
                                                        ========        ========

Liabilities and Stockholders' Equity

Long-term debt                                           $74,856         $74,819
Bank note payable                                         25,000          25,000
Intercompany balance with affiliates                      95,315          94,946
Other Liabilities                                            192           1,803
Stockholders' Equity                                     610,826         568,943
                                                        --------        --------
    Total Liabilities and Stockholders' Equity          $806,189        $765,511
                                                        ========        ========


                                                      Year Ended      Year Ended       Year Ended
                                                    December 31,    December 31,     December 31,
                                                            1998            1997             1996
                                                    ------------    ------------     ------------
Condensed Statements of Income

Revenues                                                    $315            $241             $183
Expenses                                                  15,462          16,376           13,564
                                                        --------        --------         --------
    Total Operating (Loss)                               (15,147)        (16,135)         (13,381)
Equity in net income of affiliates                        54,376          81,578           66,062
                                                        --------        --------         --------
    Income before income tax (benefit)                    39,229          65,443           52,681
Income tax (benefit)                                      (4,958)         (5,375)          (4,333)
                                                        --------        --------         --------
Net Income from Continuing Operations                    $44,187         $70,818          $57,014
                                                        ========        ========         ========
Income from Discontinued Operations                      ($2,645)          ($766)           ($490)
                                                        --------        --------         --------
Net Income                                               $41,542         $70,052          $56,524
                                                        ========        ========         ========

See accompanying notes to Condensed Financial Statements

                                                                    Year Ended         Year Ended         Year Ended
                                                                  December 31,       December 31,       December 31,
                                                                          1998               1997               1996
                                                                  ------------       ------------       ------------
Condensed Statements of Cash Flows

Operating Activities

Net Income                                                             $41,542            $70,052            $56,524
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Equity in net income of affiliates                                     (54,376)           (81,578)           (66,062)
Dividends received from subsidiary                                      12,000              8,000             17,500
Other                                                                    1,940              6,925                645
Discontinued operations, net                                            12,846              6,730             (2,162)
                                                                      --------           --------           --------
    Net cash provided by/(used in) operating activities                 13,952             10,129              6,445

Investing Activities

Investment in affiliates                                                     0                  0            (25,402)
Maturities (purchases) of short-term investments, net                        0                  0                  0
Discontinued operations, net                                            (7,320)            (5,553)           (24,354)
                                                                      --------           --------           --------
     Net cash used in investing activities                              (7,320)            (5,553)           (49,756)

Financing Activities

Proceeds from issuance of stock                                          2,283              2,636             30,881
Net proceeds from issuance of bank note payable                              0                  0              9,000
Dividends paid to stockholders'                                         (5,102)            (4,606)            (3,945)
Purchase of treasury stock, at cost                                          0             (1,021)              (232)
Discontinued operations, net                                              (190)               (23)             8,395
                                                                      --------           --------           --------
    Net cash provided by/(used in) financing activities                 (3,009)            (3,014)            44,009

(Decrease)/Increase in cash                                              3,623              1,562                787
Cash at beginning of year                                                2,512                950                162
                                                                      --------           --------           --------
Cash at end year                                                        $6,135             $2,512               $950
                                                                      ========           ========           ========


See accompanying notes to Condensed Financial Statements

Capital Re Corporation
December 31, 1998


Notes to Condensed Financial Statements


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Capital Re Corporation and Subsidiaries.

The long-term debt of $74.9 million is senior unsecured debentures.  See Note 11
to  the  consolidated   financial  statements  of  Capital  Re  Corporation  and
Subsidiaries for a description of Capital Re Corporation's debt.

Of the $95.3 million intercompany balance with subsidiary, $94.9 million is a loan between the Corporation and its subsidiary, Capital Re LLC, a limited life company organized under the laws of Turks and Caicos Islands. The $94.9 million loan consists of $75.0 million of proceeds received from the issuance of Company obligated mandatorily redeemable preferred securities of Capital Re LLC as well as the Corporation's $19.9 million common stock investment in Capital Re LLC. See Note 17 to the consolidated financial statements of Capital Re Corporation and Subsidiaries for an explanation of the loan.

The Corporation reflects its investment in its Lloyd's operations as a discontinued operation, since in 1998 it commenced a plan divestiture. For comparative purposes, all prior periods have been restated.

                             CAPITAL RE CORPORATION
                             Schedule IV - Reinsurance
                             (dollars in thousands)



        Premiums                                                                       Percentage
        Property                      Ceded to          Assumed                         of Amount
             and       Gross             Other       from Other            Net         Assumed to
       Liability      Amount         Companies        Companies         Amount                Net
       ---------      ------         ---------        ---------         ------                ---
            1998          $0            $3,347         $213,941       $210,594             101.6%
            1997          $0            $5,668         $169,943       $164,275             103.5%
            1996          $0           $24,630         $129,818       $105,188             123.5%