Form 10-Q
period 1999-03-31
CAPITAL RE CORP
filed 1999-05-14
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q
                             ----------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____TO____
             ------------------------------------------------------
                             CAPITAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

         DELAWARE                   1-10995                52-1567009
(STATE OR OTHER JURISDICTION (COMMISSION FILE NUMBER)     (IRS EMPLOYER
    OF INCORPORATION OR                               IDENTIFICATION NUMBER)
      ORGANIZATION)

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

AS OF MAY 14, 1999 THERE WERE 32,045,119 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.



                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION                                                     PAGE

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED) CAPITAL RE CORPORATION
                 AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS -MARCH 31, 1999 (UNAUDITED) AND
                 DECEMBER 31, 1998                                                          3

               CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
                 ENDED MARCH 31, 1999 (UNAUDITED) AND MARCH 31, 1998
                 (UNAUDITED)                                                                4

               CONSOLIDATED  STATEMENTS OF  COMPREHENSIVE  INCOME - THREE MONTHS
                 ENDED  MARCH 31, 1999 (UNAUDITED) AND MARCH 31, 1998
                 (UNAUDITED)                                                                5

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - THREE MONTHS
                 ENDED MARCH 31, 1999 (UNAUDITED)                                           6

               CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
               MARCH 31, 1999 (UNAUDITED) AND MARCH 31, 1998 (UNAUDITED)                    7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8-12

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                      13-29

PART II        OTHER INFORMATION

ITEM 3         EXHIBITS AND REPORTS ON FORM 8-K                                             30-32


SIGNATURES                                                                                  33



                    CAPITAL RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands except per share amounts)

                                                                                 March 31,      December 31,
                                                                                      1999              1998
                                                                                (Unaudited)
                                                                              -------------     -------------
Assets
Fixed maturity securities available for sale, at market
   (amortized cost: $1,062,432 in 1999 and $1,026,684 in 1998)                  $1,099,143        $1,086,891
Short-term investments, at cost, which approximates market                          91,813            88,147
                                                                              -------------     -------------
Total Investments                                                                1,190,956         1,175,038

Cash                                                                                18,619             9,893
Accrued investment income                                                           14,920            15,371
Deferred acquisition costs                                                         149,967           135,029
Prepaid reinsurance premiums                                                        47,901            49,603
Reinsurance recoverable on ceded losses                                              3,334             3,292
Funds held under reinsurance agreements                                              6,011             5,033
Premiums receivable, net                                                             5,499            16,997
Amounts receivable on ceded annuity reserves                                        53,869            53,869
Investment in affiliates                                                            16,870            15,080
Net assets of discontinued operations                                                5,260            11,695
Other assets                                                                        16,260            17,873
                                                                              -------------     -------------
   Total Assets                                                                 $1,529,466        $1,508,773
                                                                              =============     =============

Liabilities
Deferred premium revenue                                                          $408,401          $405,866
Reserve for losses and loss adjustment expenses                                     93,583            87,960
Annuity benefit reserves                                                            53,869            53,869
Accident and health reserves                                                        18,165            17,843
Profit commission liability                                                         61,009            57,389
Deferred federal income taxes payable                                               79,484            79,237
Bank note payable                                                                   25,000            25,000
Long-term debt                                                                      74,866            74,856
Other liabilities                                                                   24,769            20,927
                                                                              -------------     -------------
   Total Liabilities                                                              $839,146          $822,947
                                                                              -------------     -------------

Company Obligated Mandatorily Redeemable
  Preferred Securities of Capital Re LLC                                            75,000            75,000

Stockholders' Equity
Preferred stock - $.01 par value per share;  25,000,000  shares
  authorized;  no shares issued and outstanding in 1999 and 1998                       ---               ---
Common stock - $.01 par value per share; 75,000,000 shares
   authorized, 32,045,119 and 31,929,119 shares issued and
   outstanding in 1999 and 1998, respectively                                          325               324
Additional paid-in capital                                                         228,831           227,280
Retained earnings                                                                  367,348           355,693
Treasury stock; 428,000 and 428,000 shares in 1999 and 1998,  respectively          (4,891)           (4,891)
Other Comprehensive Income
       Net unrealized gain on fixed maturities securities available for sale,
            net of reclassification adjustment                                      23,863            32,520
       Net unrealized loss on foreign exchange translation                            (156)             (100)
                                                                              -------------     -------------
Accumulated Other Comprehensive Income                                              23,707            32,420
                                                                              -------------     -------------
Total Stockholders' Equity                                                         615,320           610,826
                                                                              -------------     -------------
Total Liabilities, Preferred Securities of Capital Re LLC and
   Stockholders' Equity                                                         $1,529,466        $1,508,773
                                                                              =============     =============

See Accompanying Notes to Unaudited Consolidated Financial Statements



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)

                                                                   Three Months Ended
                                                                        March 31,
                                                                      (Unaudited)
                                                                -------------------------
                                                                     1999           1998
                                                                -------------------------
Revenues:

Orgination premiums written                                       $58,455        $62,127
Canceled Reinsurance                                                9,567              0
                                                                -------------------------
Gross premiums written                                            $48,888        $62,127
Ceded premiums                                                      2,064          1,081
                                                                -------------------------
       Net premiums written                                        46,824         61,046
       Increase in deferred premium revenue                        (4,236)       (17,315)
                                                                -------------------------
    Net premiums earned                                            42,588         43,731
Net investment income                                              17,164         15,865
Net realized gain                                                     408          1,180
Fee income                                                             95            180
Other income                                                           10            164
Equity income in affiliate                                          1,490             32
                                                                -------------------------
     Total Revenues                                                61,755         61,152
                                                                -------------------------

Expenses:
Loss and loss adjustment expenses                                  12,793          9,986
Acquisition costs                                                  27,268         18,871
Increase in deferred acquisition costs                            (14,938)        (5,352)
Profit commission expense                                           3,757          2,873
Other operating expenses                                            3,298          3,973
Interest expense                                                    1,845          1,879
Foreign exchange loss/(gain)                                          489           (341)
Minority interest in Capital Re LLC                                 1,434          1,434
                                                                -------------------------
       Total Expenses                                              35,946         33,323
                                                                -------------------------

        Income before provision for federal income taxes           25,809         27,829

Provision for federal income taxes
     Current                                                        1,577          4,092
     Deferred                                                       4,853          3,461
                                                                -------------------------
Total provision for federal income taxes                            6,430          7,553
                                                                -------------------------
Net Income from continuing operations                             $19,379        $20,276

Discontinued operations:
Income from operations                                                  0           (480)
Loss on disposal                                                   (6,443)             0
                                                                -------------------------
Loss from discontinued operations, net of tax                      (6,443)          (480)

Net Income                                                        $12,936        $19,796
                                                                =========================
Net Income from Continuing Operations
   Per Common Share:
                           Basic                                    $0.61          $0.64
                         Diluted                                    $0.60          $0.62

Net Income Per Common Share:
                           Basic                                    $0.40          $0.62
                         Diluted                                    $0.40          $0.60

Weighted Average Number of Shares Outstanding
                           Basic                                   32,009         31,834
                         Diluted                                   32,343         32,745

Cash dividends per common share                                     $0.04          $0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                              (Unaudited)
                                                                                 -------------------------------
                                                                                            1999           1998
                                                                                 -------------------------------

Net Income                                                                               $12,936        $19,796

Other Comprehensive Income, net of tax:

    Unrealized holding losses arising during period                                       (8,249)        (1,411)
    Reclassification adjustment for gains included in net income                            (408)        (1,180)
                                                                                 -------------------------------
  Change in net unrealized gain on fixed maturities securities
    available for sale                                                                    (8,657)        (2,591)
  Change in foreign exchange translation                                                     (56)           184
                                                                                 -------------------------------
Other Comprehensive Income                                                                (8,713)        (2,407)
                                                                                 -------------------------------
Comprehensive Income                                                                      $4,223         $17,389
                                                                                 ===============================


See Accompanying Notes to Unaudited Consolidated Financial Statements



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   (Dollars in thousands except share amounts)
                                  (Unaudited)

                                                                                                 Additional
                                                                                  Common          Paid-In        Retained
                                                                                   Stock          Capital        Earnings
                                                                           --------------------------------------------------
Balance, January 1, 1999                                                              $324        $227,280        $355,693

 Net Income                                                                              -               -          12,936

Exercise of stock options, including tax benefit (116,000 shares)                        1           1,551               -

Fixed maturities securities available for sale adjustments                               -               -               -

Foreign exhange translation                                                              -               -               -

 Dividend ($.04 per common share)                                                        -               -          (1,281)
                                                                           --------------------------------------------------
Balance, March 31, 1999                                                               $325        $228,831        $367,348
                                                                           ==================================================




                                                                                               Accumulated
                                                                                                  Other          Total
                                                                              Treasury        Comprehensive   Stockholders'
                                                                                Stock             Income         Equity
                                                                            ----------------------------------------------
Balance, January 1, 1999                                                           ($4,891)       $32,420        $610,826

 Net Income                                                                              -              -          12,936

Exercise of stock options, including tax benefit (116,000 shares)                        -              -           1,552

Fixed maturities securities available for sale adjustments                               -         (8,657)         (8,657)

Foreign exhange translation                                                              -            (56)            (56)

 Dividend ($.04 per common share)                                                        -              -          (1,281)
                                                                            ----------------------------------------------
Balance, March 31, 1999                                                            ($4,891)       $23,707        $615,320
                                                                            ==============================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.



                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                  (Unaudited)
                                                         ----------------------------
                                                              1999              1998
                                                         ----------------------------
Operating Activities:

  Net income                                               $12,936           $19,794
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization of bond discount on long-term debt             9                 9
     Net amortization of security premiums                    (351)             (631)
     Provision for deferred federal income taxes             4,909             3,461
     Acquisition costs deferred                            (27,268)          (18,871)
     Amortization of deferred acquisition costs             12,329            13,519
     Equity Income in affiliates                            (1,490)              (32)
     Change in accrued investment income                       451                60
     Change in premiums receivable, net                     10,285            (1,819)
     Change in deferred premium revenue, net                 4,237            17,315
     Change in outstanding loss reserves, net                5,582             4,622
     Net realized gain on investments                         (408)           (1,180)
     Change in ceded balances payable                        1,213               267
     Other                                                   8,694             7,644
                                                         ----------       -----------
   Net Cash Provided by Operating Activities                31,129            44,159


Investing Activities:

   Securities available-for-sale:
     Purchases - fixed maturities                         (242,674)         (175,964)
     Sales-fixed maturites                                 217,854           130,293
  Maturities (purchases) of short-term
   investments, net                                         (3,658)            1,760
  Investment in Affiliate                                     (300)                -
  Discontinued Operations, net                               6,443               244
  Other investing activities                                  (339)             (175)
                                                         ----------       -----------
   Net Cash Used in Investing Activities                   (22,673)          (43,842)

Financing Activities:

  Net proceeds from exercise of stock options                1,551               284
  Dividends paid                                            (1,281)           (1,273)
                                                         ----------       -----------
   Net Cash Used by Financing Activities                       270              (989)
(Decrease) Increase in Cash                                  8,726              (673)
Cash at Beginning of Period                                  9,893            14,103
                                                         ----------       -----------
     Cash at End of Period                                 $18,619           $13,430
                                                         ==========       ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements.


                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1998 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months March 31, 1999 and 1998, total comprehensive income amounted to $4.2 million and $17.4 million, respectively.

On June 30, 1998, the Corporation completed a two for one stock split of its outstanding common shares. Prior period financial results have been restated to reflect the stock split. Additionally, beginning in the third quarter of 1998, the Company's investment in Lloyd's which was previously consolidated, is reflected as a discontinued operation based on the Company's intention to pursue its divestiture. The Company has recorded a loss on disposal of $6.4 million based on current estimates. All prior period results have been restated for comparative purposes.

2.   REINSURANCE

Ceded earned premium for both the three months ended March 31, 1999 and 1998 were $3.8 million. Ceded losses for the same periods were $42,000 and $0.4 million, respectively.


3.   INCOME TAXES

The effective tax rate for the three months ended March 31, 1999 and 1998 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. No income taxes were paid as of March 31, 1999 and $1.0 million of income taxes were paid as of March 31, 1998.

4.   SEGMENT REPORTING

The Corporation provides reinsurance to primary insurers in various specialty insurance markets. For segment reporting purposes, the Corporation's reinsurance lines of business are organized into four discrete segments - municipal financial guaranty, nonmunicipal financial guaranty, each of which include credit default swap transactions, mortgage guaranty and trade credit. Two additional lines, financial solutions and title reinsurance are combined into "Other" for segment reporting purposes. Operating procedures and corporate resources are tailored to the business and regulatory needs of each line of business or segment as necessary. In cases where practical, the same procedures and or resources may be utilized for more than one line of business.

Financial guaranty insurance of municipal and nonmunicipal debt obligations, is a form of credit enhancement which, as a specialized class of surety, provides for the unconditional and irrevocable guarantee of the obligor's scheduled payment of principal and interest on investment grade municipal and non-municipal debt obligations. The premiums related to municipal bond reinsurance are generally paid in full at the time of policy issuance, credited to a deferred premium account and then recognized as revenues over the life of the reinsured obligation. As a result, only a small portion of annual premium revenue is derived from premiums written in any one year. Given the zero expected loss underwriting standard, this multi-year revenue translates into an annuity of earned premiums, which is itself supplemented by the investment income derived from the deferred premiums account. Non-municipal financial guaranty premiums are generally paid in installments over the life of the underlying obligation, also providing an annuity of earned premiums.

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

The following tables summarize the operating results of the Corporation's segments:

                                                            Three Months Ended March 31, 1999
                                                                  Reportable Segments
                                          ---------------------------------------------------------------------
                                           Municipal         Non       Mortgage  Credit    Other  Consolidated
                                                          Municipal
                                          ---------------------------------------------------------------------
     Origination Written Premiums            $20,432     $12,269        $12,128  $9,060   $4,566       $58,455
     Canceled Reinsurance                          0       9,567              0       0        0         9,567
                                          ---------------------------------------------------------------------
     Gross Written Premiums                   20,432       2,702         12,128   9,060    4,566        48,888
     Net Premiums Written                     19,411       1,769         12,128   8,950    4,566        46,824
     Net Premiums Earned                       9,607       6,616         12,786   9,048    4,531        42,588
     Net Underwriting Profit and Other
            Segment Related Income            $4,479      $4,224         $4,880  $1,297   $1,391       $16,271






                                                     Three Months Ended March 31, 1998
                                                            Reportable Segments

                                          ---------------------------------------------------------------------
                                           Municipal         Non       Mortgage  Credit    Other  Consolidated
                                                          Municipal
                                          ---------------------------------------------------------------------
     Origination Written Premiums            $22,219      $5,994        $20,197  $8,455   $5,262       $62,127
     Canceled Reinsurance                          0           0              0       0        0             0
                                          ---------------------------------------------------------------------
     Gross Written Premiums                   22,219       5,994         20,197   8,455    5,262        62,127
     Net Premiums Written                     21,267       5,994         20,120   8,403    5,262        61,046
     Net Premiums Earned                       9,371       3,921         17,953   7,166    5,320        43,731
     Net Underwriting Profit and Other
            Segment Related Income            $6,957      $2,268         $6,959  $1,932   $1,372       $19,488




                                                      THREE MONTHS ENDED
                                                          MARCH 31,

RECONCILIATION TO CONSOLIDATED RESULTS               1999            1998
                                           -------------------------------
 Net Segment Income                               $16,271         $19,488
Investment Income and Net Realized
    Gains                                          17,572          17,045
Other Income                                        1,595             376
Operating Expense, net                            (6,350)         (5,767)
Interest Expense & Minority Int in Subs           (3,279)         (3,313)
                                           -------------------------------

Consolidated Income Before Taxes                  $25,809         $27,829
                                           -------------------------------

5.   OTHER

Interest paid for the three months ended March 31, 1999 and 1998 was $.04 million.

6.   SUBSEQUENT EVENTS

In February 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited, agreed to invest $75 million in the Company through a purchase of common stock. The proceeds will be used to augment the surplus of the Company's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price is $16.95. The closing under the purchase agreement is expected to occur prior to the end of the second quarter of 1999. Closing is contingent on customary conditions as well as certain regulatory approvals.

On April 28, 1999 Standard & Poor's affirmed the double-A financial strength ratings of Capital Mortgage Reinsurance Co., and KRE Reinsurance Ltd. and the single-A plus financial strength rating of Capital Credit Reinsurance Co. In addition, S&P raised Capital Title Reinsurance Co.'s financial strength rating to double-A from double-A minus.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Re Company (the "Company" or "Capital Re") is an insurance holding company for a group of reinsurance companies that provide value-added reinsurance products in several specialty insurance markets. The Company has two principal divisions: financial guaranty and financial risks. The financial guaranty division is composed of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is composed of mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and financial solutions. In both of its principal areas of business, the Company seeks to provide innovative reinsurance solutions to satisfy the diverse risk and financial management demands of its primary clients. Theses solutions often take the form of complex reinsurance arrangements that provide value other than pure risk management (i.e., financial statement benefit, regulatory relief and rating agency qualified capital). The Company believes that its future growth will be generated through application of its core credit expertise to new products and markets in its two existing divisions.

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

The Company's financial guaranty division conducts its business primarily through Capital Reinsurance and KRE. Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance's focus on the municipal bond reinsurance business recognizes the fact that historically municipal bond insurance has been a proven revenue source in the financial guaranty insurance market which, when managed properly, can provide predictable revenues from (i) an associated deferred premium revenue account, (ii) installment premiums from business already originated and (iii)
interest income on the Company's investment portfolio. Capital Reinsurance applies a "zero expected loss" standard to its underwriting process, which is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital Reinsurance's existing and future reinsurance and credit default swap portfolios. At the same time, consistent with its "zero expected loss"
underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations and directed its capacity to the reinsurance of financial guaranties of asset-backed securities. In the case of both municipal bond reinsurance and the reinsurance of non-municipal debt obligations, Capital Reinsurance has emphasized facultative reinsurance, which Capital Reinsurance believes better permits it to maintain portfolio diversification, pricing discipline and conformity to its underwriting policies, because through facultative reinsurance the reinsurer may exercise control over risks assumed as they are accepted only on a risk-by-risk basis. In addition, Capital Reinsurance sells municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions. Credit default swaps are underwritten in accordance with the same "zero expected loss" standard that applies to Capital Reinsurance's municipal and non-municipal financial guaranty business. KRE, a Bermuda based insurer, also assumes financial guaranty risk, both as a retrocessionaire of Capital Reinsurance and directly from certain primary financial guaranty insurers.

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

The Company writes trade credit reinsurance in the U.S. and Europe through Capital Credit. Trade credit insurance protects those who sell goods and services on credit terms against default by the purchaser on its payment obligations. Trade credit reinsurance is a logical extension of the Company's underwriting focus, relying on credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty reinsurance. Capital Credit's strategy is to build a limited portfolio of trade credit reinsurance business from the leading European and U.S. primary trade credit insurers, which outperforms the overall market by combining quota share and structured excess of loss participations. Portfolio losses will also be expected to occur regularly in the Company's trade credit reinsurance business.

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

The Company's financial solutions business is written through KRE and ACRE. The financial solutions business is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers. The principle target market is life, accident and health insurers and reinsurers, although specialty property and casualty markets also provide opportunities. The underwriting process places significant emphasis on actuarial analysis. Transactions are underwritten to be risk remote or finite, standards that are compatible with the Company's "zero expected loss" financial guaranty underwriting standard. Losses can be expected to occur in the Company's existing and future financial solutions portfolio.

LRAC provides marketing and consulting services to mortgage lenders with regard to the origination and closing of residential mortgages and the sale of such mortgages into the capital markets. In addition, by providing direct access to lenders, it generates markets for the sale of the Company's other products.

The Company also owns RGB Underwriting Agencies Ltd. ("RGB"), a Lloyd's of London ("Lloyd's") managing agency which presently manages four syndicates operating in the Lloyd's insurance market, and CRC Capital Ltd. ("CRC Capital"), a corporate name at Lloyd's, which provides underwriting capacity to the syndicates managed by RGB. The Company has commenced a plan of divestiture of its Lloyd's operations. Accordingly, commencing in 1998, the Company began reflecting its participation in Lloyd's as a discontinued operation. All 1999 and prior year figures presented herein reflect Lloyd's as a discontinued operation.

The Capital Re corporate group also includes Capital Re Solutions Incorporated (formerly, Capital Re Management Company), a New York reinsurance intermediary, ACE Capital Re Managers Ltd., a Bermuda based management company, and Capital Re LLC, a Turks & Caicos Islands finance subsidiary organized in 1993 to issue $75 million of Company guaranteed mandatorily redeemable preferred stock, the proceeds of which were loaned to Capital Re. Capital Re Financial Products
Company, a newly formed Delaware business Company, and Capital Risk Assurance Company ("Capital Risk"), a newly formed Maryland surety insurer, intend to commence business in 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Net income from continuing operations for the three months ended March 31, 1999 decreased 4.4% to $19.4 million from $20.3 million for the same period of 1998. On a per share basis, basic and diluted net income from continuing operations decreased to $0.61 and $0.60, respectively, for the three months ended March 31, 1999 from $0.64 and $0.62, respectively, for the same period of 1998.

Net income including losses from discontinued operations for the three months ended March 31, 1999 decreased to $12.9 million from $19.8 million for the same period of the prior year. On a per share basis, both basic and diluted net income including loss from discontinued operations decreased to $0.40 for the three months ended March 31, 1999 from $0.62 and $0.60, respectively, for the same period of 1998, or 35.5% and 33.3%, respectively. The decrease in net income in the first quarter of 1999 was primarily due to a $6.4 million charge to discontinued operations, net of tax, representing an expected loss on the ultimate disposition of the Company's Lloyd's operations.

Net operating income from continuing operations (net income from continuing operations excluding realized gains and losses and foreign exchange gains and losses) increased 1.0% to $19.4 million for the three months ended March 31, 1999 from $19.3 million for the same period of 1998. On a per share basis, basic and diluted net operating income from continuing operations was $0.61 and $0.60, respectively, for the three months ended March 31, 1999 and $0.61 and $0.59, respectively, for the same period of 1998.

Origination premiums written (i.e., gross premiums written before canceled reinsurance) decreased 5.8% to $58.5 million for the three months ended March 31, 1999 from $62.1 million for the same period of 1998. Non-municipal origination premiums written increased to $12.3 million for the three months ended March 31, 1999 from $6.0 million for the three months ended March 31, 1998 due to a significant increase in premiums written in the credit default swaps sector of that business. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is generally defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $3.8 million for the year ended March 31, 1999 from $0.6 million in the prior year. Mortgage guaranty reinsurance premium decreased to $12.1 million in the first quarter of 1999 compared to $20.2 million in the first quarter of 1998 due to an increase in mortgage prepayments caused by lower interest rates as well as the Company's shift from assuming quota share mortgage guaranty reinsurance business toward assuming structured excess of loss mortgage guaranty reinsurance business.

The following table shows origination premiums written by line of business for the three months ended March 31, 1999 and March 31,1998.


                                ORIGINATION PREMIUMS WRITTEN
                                     THREE MONTHS ENDED
                                         MARCH 31,
                                      1999      1998
                                  (dollars in millions)

FINANCIAL GUARANTY DIVISION:
  MUNICIPAL                          $20.5     $22.2
  NON-MUNICIPAL                       12.3       6.0

FINANCIAL RISKS DIVISION:
  MORTGAGE                            12.1      20.2
  CREDIT                               9.1       8.5
  FINANCIAL SOLUTIONS                  2.7       4.1
  TITLE                                1.8       1.1
                                       ---       ---
TOTAL ORIGINATION
PREMIUMS WRITTEN                     $58.5     $62.1

Net premiums written decreased by 23.3% to $46.8 million for the three months ended March 31, 1999 from $61.0 million for the same period of 1998. The decrease is primarily attributable to $9.6 million in canceled reinsurance resulting from the cancelation of a large non-municipal financial guaranty transaction. (See discussion of canceled reinsurance in Liquidity and Capital Resources.) The following table shows net premiums written by line of business for the three months ended March 31, 1999 and March 31, 1998.

                                  NET PREMIUMS WRITTEN
                                   THREE MONTHS ENDED
                                        MARCH 31,
                                    1999        1998
                                  (dollars in millions)

FINANCIAL GUARANTY DIVISION:
  MUNICIPAL                        $19.4       $21.3
  NON-MUNICIPAL                      1.8         6.0

FINANCIAL RISKS DIVISION:
  MORTGAGE                          12.1        20.1
  CREDIT                             9.0         8.4
  FINANCIAL SOLUTIONS                2.7         4.1
  TITLE                              1.8         1.1
                                     ---         ---
TOTAL NET
PREMIUMS WRITTEN                   $46.8       $61.0


For the three months ended March 31, 1999, net premiums earned decreased 2.5% to $42.6 million from $43.7 million for the comparable 1998 period. For the three months ended March 31, 1999, net refunded earned premium decreased to $3.3 million from $3.6 million for the comparable period of 1998. Excluding the effects of net refunded municipal earned premium, net premiums earned decreased to $39.3 million for the three months ended March 31, 1999 from $40.1 million for the three months ended March 31, 1998. A refunding extinguishes the Company's reinsurance liability for the refunded obligation and the Company then recognizes revenue equal to the remaining related deferred premium revenue. The decrease in net premiums earned is the result of the decrease in mortgage premiums earned to $12.8 million in the first quarter of 1999 from $17.9 million in the first quarter of 1998. This decrease was expected due to the shift of business written to structured excess of loss mortgage guaranty as explained above. However, net premiums earned from credit default swaps increased to $3.8 million for the three months ended March 31, 1999 from $0.6 million in the prior year. For both the three months ended March 31, 1999 and 1998, ceded earned premium was $3.8 million. The following table shows net premiums earned by line of business for the three months ended March 31, 1999 and March 31, 1998.


                                   NET PREMIUMS EARNED
                                   THREE MONTHS ENDED
                                        MARCH 31,
                                    1999        1998
                                  (dollars in millions)

FINANCIAL GUARANTY DIVISION:
  MUNICIPAL                         $9.6        $9.4
  NON-MUNICIPAL                      6.6         3.9

FINANCIAL RISKS DIVISION:
  MORTGAGE                          12.8        17.9
  CREDIT                             9.1         7.2
  FINANCIAL SOLUTIONS                2.7         4.1
  TITLE                              1.8         1.2
                                     ---         ---
TOTAL NET
PREMIUMS EARNED                    $42.6       $43.7

For the three months ended March 31, 1999, net investment income increased 8.2% to $17.2 million from $15.9 million for the comparable period of 1998. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended March 31, 1999. The Company recognized net realized gains of $0.4 million for the three months ended March 31, 1999 compared to $1.2 million for the same period of 1998.

Loss and loss adjustment expenses increased to $12.8 million from $10.0 million for the three months ended March 31, 1999 and 1998, respectively. The increase in losses accrued for the three months ended March 31, 1999 was primarily attributable to expected loss development in the trade credit line of business, accretion related to the present value of outstanding reserves for Commercial Financial Services ("CFS") and Allegheny Health Education and Research
Foundation ("Allegheny") as well as the establishment of a $1.0 million non-specific loss reserve for the financial guaranty reinsurance lines. The present value of expected losses for CFS and Allegheny was originally established in 1998; however, quarterly accretion will be recorded on each loss. The non-specific reserve was established in response to the recent increase in loss activity and will be evaluated on a quarterly basis and correlated to management's overall assessment of its outstanding credit exposures. Ceded losses for the three months ended March 31, 1999 and 1998 were $42,000 and $0.4 million, respectively. The loss ratio was 30.0% for the three months ended March 31, 1999 compared to 22.8% for the same period of the prior year.

Total expenses, including loss and loss adjustment expenses, increased 7.8% to $35.9 million for the three months ended March 31, 1999 from $33.3 million for the same period of 1998. This increase was primarily attributable to the increase in losses noted above. The expense ratios for the three months ended March 31, 1999 and 1998 were 45.5% and 46.6%, respectively. The combined ratio, excluding expenses associated with non-insurance operations, increased to 75.5% for the three months ended March 31, 1999 from 69.4% for the comparable 1998 period. This increase is a result of the Company's mix of business, which is producing more business from lines with relatively higher combined ratios than that of the financial guaranty reinsurance business. In addition, acquisition costs increased to $27.3 million for three months ended March 31, 1999 from $18.9 million for the same period last year. This increase was in response to Capital Reinsurance's downgrade by Moody's Investor's Service, Inc. as explained below. The downgrade increased the contractual ceding commission on certain reinsurance contracts by approximately $10.8 million. These commissions were deferred and will be amortized as the related premium is earned.

For the three months ended March 31, 1999, the total federal tax provision decreased to $6.4 million from $7.6 million for the same period of 1998. In addition, the effective tax rate decreased to 24.9% for the three months ended March 31, 1999 from 27.1% for the same period of 1998. The decrease in the Company's effective tax rate was due to the increased tax deduction in ceding commission expense as explained above.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on dividends from Capital Reinsurance to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1999 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1998, or approximately $32.3 million. For the three months ended March 31, 1999, Capital Reinsurance paid no dividends to the Company.

Capital Credit's major sources of liquidity are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Credit is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of Capital Credit, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of Capital Credit's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda law and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. As of March 31, 1999, Capital Credit had paid no dividends to the Company.

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

Capital Title is subject to the New York insurance laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York insurance law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. As of December 31, 1998, Capital Title's maximum amount payable as a dividend during 1999 is approximately $3.6 million. As of March 31, 1999 Capital Title has paid no dividends.

In January 1994, the Company formed and capitalized, through the purchase of common shares, Capital Re LLC. Capital Re LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds of such issuance to the Company to fund its business operations. In January 1994, Capital Re LLC issued $75.0 million of company obligated mandatorily redeemable preferred securities, the proceeds of which were loaned to the Company. The Company has, among other undertakings, unconditionally guaranteed all legally declared and unpaid dividends of Capital Re LLC. The company obligated mandatorily redeemable preferred securities were issued at $25 par value per share and pay monthly dividends at a rate of 7.65% per annum.

In June 1997, Capital Reinsurance invested approximately $10.9 million for a minority ownership interest in CGA. CGA was formed to provide financial guaranty insurance ("Policies") of structured securities, including commercial real estate and asset backed transactions. CGA's initial capitalization consisted of $150.5 million of paid-in capital and $60 million of committed capital. The Company's investment consists of an aggregate of $10.0 million in B Preferred Stock and Common Stock of CGA and $1.0 million in A Preferred Stock. In connection with its investment in the B Preferred Stock, Capital Reinsurance has a commitment to invest an additional $7.5 million (the "Capital Commitments") in CGA to the extent that such investment would be necessary in order for CGA's operating subsidiary, Commercial Guaranty Assurance, Ltd. ("CG Assurance") to maintain its triple-A rating from Duff & Phelps Credit Rating Company ("D&P"). Additionally, KRE has a $20 million outstanding excess of loss reinsurance agreement with CG Assurance which responds when CG Assurance's credit losses under Policies reach certain catastrophic levels (including Policies issued in favor of the funding banks described below). Also in June 1997, Capital Reinsurance invested $0.1 million in St. George Holdings Ltd. ("St. George"). In response to market value declines in the insured portfolios of CGA and the resulting potential stress on its triple A rating from Duff & Phelps, the Corporation performed an analysis to determine the appropriate valuation of its investment in CGA for the 1998 year-end reporting period. The Corporation determined the investment in CGA had suffered a permanent impairment as defined under the guidelines of Generally Accepted Accounting Principles ("GAAP"). Based on its analysis the Corporation recorded a $7.5 million write-down.

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

Due to unprecedented market conditions relating to credit spreads during the third and fourth quarters of 1998, the market values of the Managed Portfolios declined. As of September 30, 1998, the market values of the Managed Portfolios with collateral threshold triggers were not then below the collateral threshold triggers. Subsequent to September 30, market values further declined through mid-October and, as of October 18, 1998, CG Assurance's management prepared an estimate of market values of the Managed Portfolios, which indicated that if such market values were validated at the October 30, 1998 valuation date provided for in the bank loan agreements, substantial collateral would be required in the case of the Managed Portfolios subject to the collateral threshold triggers. As a result, certain institutional investors in CGA provided credit enhancements on various securities in the Managed Portfolios in the aggregate principal amount of $382 million. Of that aggregate amount, Capital Reinsurance credit enhanced $74.6 million of investment-grade asset-backed securities. Capital Reinsurance also credit enhanced the two other institutional investors that provided credit enhancement on the securities in the Managed Portfolios. Capital Reinsurance was paid a market rate premium for providing the reinsurance support. Market values of the Managed Portfolios have improved since October and, currently, the market values of the Managed Portfolios are above the relevant collateral threshold triggers. Because market values of the Managed Portfolios have improved since October of 1998 and CG Assurance's triple-A rating was affirmed by D&P, the above mentioned transaction was canceled in March 1999. See discussion of canceled reinsurance under "Results of Operations."

For the three months ended March 31, 1999, common dividends were declared and paid in the amount of $1.3 million or $0.04 per share.

Cash flows from operations for the three months ended March 31, 1999 and 1998, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $37.6 million and $44.4 million, respectively. The Company believes that current levels of cash flow from operations provide the Company with sufficient liquidity to meet its operating needs. The Company's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At March 31, 1999, cash and investments were approximately $1.21 billion, an increase of $24.6 million, or 2.1%, from $1.18 billion at December 31, 1998. In managing its investment portfolio, the Company places a high priority on quality and liquidity. As of March 31, 1999, the entire investment portfolio was invested in highly rated fixed income securities.

At March 31, 1999, approximately $218.0 million, or 18.0%, of the Company's investment portfolio was composed of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $184.1 million, or 84.4%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of March 31, 1999, the entire MBS portfolio was invested in triple A rated securities. Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of March 31, 1999, $3.6 million, or approximately 1.7%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $214.4 million, or 98.3%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At March 31, 1999, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

Capital Reinsurance is party to a credit facility with Deutsche Bank AG (the "DB Credit Facility") pursuant to which Deutsche Bank AG provides up to $100.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2006. The Company has not borrowed under the DB Credit Facility.

In addition, on August 20, 1996, the Company entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes.
Furthermore, on August 26, 1996, the Company utilized $16 million of the Chase Facility for purposes of paying subordinated notes that came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Company's chosen interest rate option under the terms of the Chase Facility. In November 1996, the Company utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB.

On March 10, 1999, Moody's Investors Service, Inc. ("Moody's") announced that it had downgraded the financial strength rating of Capital Reinsurance to Aa2 from Aaa. This action ended a review process that began on November 5, 1998. Moody's cited increased competition in the monoline financial guaranty reinsurance industry, an increased risk profile in business assumed and rising operating leverage as reasons for the downgrade. Under certain of its reinsurance agreements with two of its financial guaranty ceding companies, Capital Reinsurance has agreed to increase the ceding commission payable under such agreements as a result of the rating action by Moody's. The increase will apply to in-force and future business ceded by those companies. The Company accrued $10.8 million in additional ceding commission in the first quarter of 1999 related to the in-force business subject to this agreement. The commission will be amortized as the related reinsurance premium is earned. The reinsurance agreements with the two ceding companies also give those companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume will not be triggered by Capital Reinsurance's March 10th downgrade.

Additionally, one of the ceding companies may reassume a minor portion of its previously ceded business based on this rating action alone; however, that company has not indicated that it will exercise the option.

On December 16, 1998, Standard & Poor's ("S&P") affirmed the triple A financial strength rating of Capital Reinsurance. In addition, on April 28, 1999 S&P affirmed the financial strength ratings of Capital Mortgage (double "A"), KRE (double "A") and Capital Credit (single "A" plus). S&P also upgraded the financial strength rating of Capital Title from double "A" minus to double "A".

In February 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited, agreed to invest $75 million in the Company through a purchase of common stock. The proceeds will be used to augment the surplus of the Company's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price is $16.95. The closing under the purchase agreement is expected to occur prior to the end of the second quarter of 1999. Closing is contingent on customary conditions as well as certain regulatory approvals.

MARKET RISK

The main objectives in managing the investment portfolios of the Company and its operating subsidiaries are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the reinsurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and the Company's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are managed by outside investment professionals under discretionary investment management agreements and based on guidelines established by management and approved by the board of directors.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company and its operating subsidiaries primarily relate to the investment portfolio, which exposes the Company to risks related to interest rates and, to a lesser extent, credit quality and prepayment. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Wherever possible, the duration of asset and liability portfolios are matched. However, the duration of most of the asset portfolio is managed according to the level of expected return and volatility deemed tolerable by management. The duration of the liability portfolio does not lend itself to active duration management due to the low frequency, high severity losses in a majority of the Company's reinsured businesses. Other factors are considered in determining the duration of the asset portfolio, which the Company believes mitigates the overall effect of interest risk for the Company.

The following table provides information about the Company's fixed maturity investments at March 31, 1999 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.


                           LONG-TERM FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS
                              (DOLLARS IN MILLIONS)

                                                                                                 Amortized     Market
                                         1999     2000      2001    2002     2003   Thereafter     Cost        Value
                                         ----     ----      ----    ----     ----   ----------     ----        -----
Tax-exempt                               $0.2     $1.8      $4.1    $6.3    $18.3    $464.8       $495.5       $529.1

    Average Interest Rate                7.9%     5.7%      7.5%    7.3%     7.2%      5.7%         --           --

Taxable-other than mortgage-backed       12.2     23.4      47.4    45.0     24.1     198.7        350.8        352.0
securities
    Average Interest Rate                6.7%     6.9%      7.7%    6.6%     6.3%      5.5%         --           --

Mortgage-backed securities               21.9     26.2      23.6    20.5     20.5     103.4        216.1        218.0

    Average Interest Rate                7.0%     7.0%      6.9%    6.9%     6.9%      6.8%         --           --
                                         ----     ----      ----    ----     ----      ----
Total                                   $34.3    $51.4     $75.1   $71.8    $62.9    $766.9     $1,062.4     $1,099.1
                                        -----    -----     -----   -----    -----    ------     --------     --------

The Company and its operating subsidiaries have consistently invested in high quality marketable securities. As a result, the Company believes that it has minimal credit quality risk. Taxable bonds in the Company's domestic portfolio consist of U.S. Treasury, government agency, mortgage-backed and corporate securities. At March 31, 1999, approximately 18.1% of taxable bonds were issued by the U.S. Treasury or U.S. government agencies and approximately 70.0% were rated AA or better by Moody's or S&P. Of the tax exempt bonds, approximately 99.0% were rated AA or better with more than 91.0% rated AAA. Less than 1.1% of the Company's bond portfolio was below investment grade at March 31, 1999. At March 31, 1999, both taxable and tax exempt bonds had a weighted average maturity of approximately 8.4 years.

The Company's taxable bond portfolio includes mortgage-backed securities, which comprised 38.3% of the portfolio at March 31, 1999. Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the Company's portfolio of mortgage-backed securities. The Company invests primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

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

STATE OF READINESS

The Company has assembled a team consisting of officers and employees of the finance and information systems departments to oversee the Company's readiness for the Year 2000. The group has already completed the first phase of its analysis in which a comprehensive list of all the Company's own information technology systems and general technology was prepared. Additionally, the Company's clients and vendors were reviewed and a listing was prepared of those with information systems or other technology upon which the Company may rely and those which may be affected by the Year 2000 bug. The Company has made inquiries as to Year 2000 readiness with these clients and vendors and has received responses from a majority of them. It is currently evaluating these responses. However, all of the Company's ceding companies that have thus far responded report that they expected to be Year 2000 compliant by mid 1999. The Company is now performing testing and remediation, as necessary, on its information technology systems, its general systems and any other technology that may be affected by the Year 2000 bug. This process is not yet complete, but is expected to be completed by mid-1999.

The following is a summary of the Company's internal readiness status:

o         IN-HOUSE APPLICATIONS: All key in-house applications have been tested and are Year 2000 compliant.

o         ACCOUNTING  SOFTWARE:  Vendors for the major  accounting  software packages used by the Company have stated that the software versions the Company uses are Year 2000 compliant.

o         ADMINISTRATION/HUMAN  RESOURCES;  OPERATING SYSTEM SOFTWARE;
          NETWORK/LAN UTILITIES; DESKTOP HARDWARE: Ninety-five percent of these applications are Year 2000 compliant.

o         GENERAL OFFICE SERVICES: These  systems will all be upgraded by mid-1999.

The Company has not had to defer any of its expected information technology or other technology installations, updates or enhancements in order to accommodate its Year 2000 review and remediation work.

COSTS

Due to the youthfulness of the Company's information technology and other systems, testing and remediation have been fairly uncomplicated. Moreover, none of the Company's technology is mainframe computer based. Mainframes traditionally use older coding methodologies and, thus, are more likely to be double digit dated coded. No external consultants have been retained. Internal information technology personnel have overseen and implemented the testing and remediation of the systems and technology. The amount of additional time allocable to employees' efforts has been nominal. All system upgrade costs incurred would have been incurred by the Company as part of routine software upgrades and all patches have been provided without any material cost to the Company. The Company does not expect any material additional costs and expects that, including the cost allocation of internal personnel, the overall testing and remediation will be less than $50,000 as originally anticipated. The costs are being funded through operating cash flows and will be expensed as incurred.

THE RISK OF THE COMPANY'S YEAR 2000 ISSUES

A Year 2000 bug issue may manifest itself as (i) a failure of the Company's software, systems and general technology, (ii) a failure of a client's or vendor's software or systems which would impact the Company, and (iii) insurance claims against the Company due to Year 2000 issues. Management believes that the likelihood that a failure of the Company's software and systems would have a material effect on the business of the Company is minimal. The information technology and other systems are not critical to the carrying-on of the Company's business. Additionally, all critical accounting, financial reporting and human resources functions can be maintained on a manual basis for a period of time without materially impeding the operations of the Company. Similarly, a failure of clients and vendors to properly provide data or services will also not materially affect the Company's ability to continue its operations. Such a failure would likely be temporary and could be compensated for in the short-term by using manual alternatives to tracking business with our clients or vendors. Reinsurance losses pose the most reasonably likely worst case scenario for the Company arising out of Year 2000 bugs. The issue would originate with a default on debt service obligations of bond issuers due to the issuer's own Year 2000 bug difficulties. In the event of such a default, the Company's clients, the ceding companies, will be required to make debt service payments on behalf of the defaulting issuers. The Company will have to make prompt payment to its clients for its agreed upon portion of such losses. Such defaults by bond issuers would generally be of a technical nature, arising out of temporary inabilities to process payments or calculate payment amounts. Additionally, the defaulted debt service obligations would generally not require our clients, the ceding insurers, to make debt service payments on behalf of the issuers for a prolonged period. Once issuers or payment agents have cured any errors, they would resume debt service payment and reimburse the insurers for all payments made. Hence, the reasonable worst case scenario for the Company under such circumstances would involve liquidity pressure which should ease quickly. There is no way to quantify the potential exposure under this scenario as there has never been any event similar to the Year 2000. Consequently, it is difficult to make assumptions based on the Company's business. However, as the Company's operating units affected by such an occurrence already meet the rating agency stress test requirements designed to simulate depression-era conditions, the Company believes it can withstand temporary defaults of that magnitude based on the Year 2000 bug.

CONTINGENCY PLANS

The Company does not have a prescribed contingency plan relative to Year 2000 bug issues. The Company does not predict that a failure of its information technology systems will materially affect daily operations or have an immediate impact on the Company's ability to conduct business. All internal financial reporting of the Company may be conducted by hand. As for any failure of a bond issuer that has been reinsured by the Company, the Company expects to handle such matters in the ordinary course of business. As the Company is a reinsurer, payments are requested in bulk by the Company's ceding insurers, and payment of reinsurance proceeds would be made in bulk. The Company is not required to make payment to individual bond obligees. Ultimately, all recovery efforts in the event of any Year 2000 bug related event can either be handled internally, or would require the intervention of hardware, software or other technology vendors. The Company maintains a list of the appropriate contacts at such vendors in the event such a need arises.

PART II -  OTHER INFORMATION

ITEM 3  -  EXHIBITS AND REPORTS ON FORM 8-K

           (A) THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

           EXHIBIT
           NUMBER   DESCRIPTION
           -------  -----------

             11     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

           (B) REPORTS ON FORM 8-K: NONE

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                                    PAGE
--------   ------------                                                   ----

11         STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)     32

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        CAPITAL RE CORPORATION

DATE:             MAY 14, 1999          BY      /S/ DAVID A. BUZEN
                                                ------------------
                                                DAVID A. BUZEN
                                                EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

DATE:             MAY 14, 1999          BY      /S/ ALAN S. ROSEMAN
                                                -------------------
                                                ALAN S. ROSEMAN
                                                EXECUTIVE VICE PRESIDENT,
                                                GENERAL COUNSEL AND SECRETARY