Form 10-Q
period 1999-06-30
CAPITAL RE CORP
filed 1999-08-16
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                             ----------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____TO____

             ------------------------------------------------------

                             CAPITAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             ------------------------------------------------------

         DELAWARE                       1-10995               52-1567009
(STATE OR OTHER JURISDICTION   (COMMISSION FILE NUMBER)      (IRS EMPLOYER
      OF INCORPORATION OR                                    IDENTIFICATION
        ORGANIZATION)                                            NUMBER)

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

AS OF AUGUST 13, 1999 THERE WERE 36,523,398 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT

                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) CAPITAL RE CORPORATION
           AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS -JUNE 30, 1999 (UNAUDITED) AND
           DECEMBER 31, 1998                                              3

         CONSOLIDATED STATEMENTS OF INCOME - THREE AND SIX MONTHS         4
           ENDED JUNE 30, 1999 (UNAUDITED) AND JUNE 30, 1998
         (UNAUDITED)

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - THREE AND SIX  5
           MONTHS  ENDED JUNE 30, 1999 (UNAUDITED) AND JUNE 30, 1998
         (UNAUDITED)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SIX MONTHS
           ENDED JUNE 30, 1999 (UNAUDITED)                                6

         CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
         JUNE 30, 1999 (UNAUDITED) AND JUNE 30, 1998 (UNAUDITED)          7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           8-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                     15-32

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              33

ITEM 5.  OTHER INFORMATION                                                34
         INFORMATION REGARDING SHAREHOLDER PROPOSALS AT THE 2000
           ANNUAL MEETING

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 36-45

SIGNATURES                                                                35

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands except per share amounts)

                                                                                June 30,   December 31,
                                                                                    1999           1998
                                                                             (Unaudited)
                                                                             -----------   ------------
Assets
Fixed maturity securities available for sale, at market
   (amortized cost: $1,096,903 in 1999 and $1,036,862 in 1998)               $ 1,093,252    $ 1,086,891
Short-term investments, at cost, which approximates market                       141,796         88,147
                                                                             -----------    -----------
Total Investments                                                              1,235,048      1,175,038

Cash                                                                              14,082          9,893
Accrued investment income                                                         15,167         15,371
Deferred acquisition costs                                                       149,561        135,029
Prepaid reinsurance premiums                                                      45,328         49,603
Reinsurance recoverable on ceded losses                                            3,468          3,292
Funds held under reinsurance agreements                                            6,105          5,033
Premiums receivable, net                                                          15,806         16,997
Amounts receivable on ceded annuity reserves                                           0         53,869
Investment in affiliates                                                          17,930         15,080
Net assets of discontinued operations                                                  0         11,695
Other assets                                                                      28,153         17,873
                                                                             -----------    -----------
   Total Assets                                                              $ 1,530,648    $ 1,508,773
                                                                             ===========    ===========
Liabilities
Deferred premium revenue                                                     $   425,238    $   405,866
Reserve for losses and loss adjustment expenses                                  142,601         87,960
Annuity benefit reserves                                                          49,104         53,869
Accident and health reserves                                                      41,730         17,843
Profit commission liability                                                       63,874         57,389
Deferred federal income taxes payable                                             38,129         79,237
Bank note payable                                                                 25,000         25,000
Long-term debt                                                                    74,875         74,856
Net liabilities of discontinued operations                                        11,958              0
Other liabilities                                                                 28,371         20,927
                                                                             -----------    -----------
   Total Liabilities                                                         $   900,880    $   822,947
                                                                             -----------    -----------
Company Obligated Mandatorily Redeemable
  Preferred Securities of Capital Re LLC                                          75,000         75,000

Stockholders' Equity
Preferred stock - $.01 par value per share; 25,000,000 shares authorized; no shares issued and outstanding
   in 1999 and 1998                                                                   --             --
Common stock - $.01 par value per share; 75,000,000 shares
   authorized, 36,523,398 and 31,929,119 shares issued and
   outstanding in 1999 and 1998, respectively                                        369            324
Additional paid-in capital                                                       302,539        227,280
Retained earnings                                                                259,071        355,693
Treasury stock; 428,000 and 428,000 shares in 1999 and 1998, respectively         (4,891)        (4,891)
Other Comprehensive Income
       Net unrealized (loss)/gain on fixed maturities securities available
            for sale, net of reclassification adjustment                          (2,220)        32,520
       Net unrealized loss on foreign exchange translation                          (100)          (100)
                                                                             -----------    -----------
Accumulated Other Comprehensive Income                                            (2,320)        32,420
                                                                             -----------    -----------
Total Stockholders' Equity                                                       554,768        610,826
                                                                             -----------    -----------
Total Liabilities, Preferred Securities of Capital Re LLC and
   Stockholders' Equity                                                      $ 1,530,648    $ 1,508,773
                                                                             ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in thousands except per share amounts)

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                           (Unaudited)                      (Unaudited)
                                                                 --------------------------------   --------------------------------
                                                                            1999            1998               1999            1998
                                                                 --------------------------------   --------------------------------
Revenues:
Orgination premiums written                                              $60,583         $55,804           $119,039        $117,932
Canceled Reinsurance                                                           0               0              9,567               0
                                                                 --------------------------------   --------------------------------
Gross premiums written                                                   $60,583         $55,804           $109,472        $117,932
Ceded premiums                                                             1,135             440              3,198           1,521
                                                                 --------------------------------   --------------------------------
       Net premiums written                                               59,448          55,364            106,274         116,411
       Increase in deferred premium revenue                              (19,409)        (16,139)           (23,647)        (33,455)
                                                                 --------------------------------   --------------------------------
    Net premiums earned                                                   40,039          39,225             82,627          82,956
Net investment income                                                     17,685          16,187             34,849          32,052
Net realized gain                                                          4,621           1,281              5,028           2,461
Fee income                                                                   664             437                759             617
Other income                                                                  11              23                 21             187
Equity income in affiliate                                                   904             101              2,394             133
                                                                 --------------------------------   --------------------------------
     Total Revenues                                                       63,924          57,254            125,678         118,406
                                                                 --------------------------------   --------------------------------
Expenses:
Loss and loss adjustment expenses                                        175,134           2,606            187,927          12,592
Acquisition costs                                                         14,330          15,747             41,597          34,618
Decrease/(increase) in deferred acquisition costs                            406          (3,896)           (14,533)         (9,248)
Profit commission expense                                                  3,470           7,716              7,228          10,588
Other operating expenses                                                   4,691           3,882              7,989           7,855
Interest expense                                                           1,902           1,851              3,747           3,730
Foreign exchange loss                                                        235             376                724              36
Minority interest in Capital Re LLC                                        1,434           1,434              2,869           2,869
                                                                 --------------------------------   --------------------------------
       Total Expenses                                                    201,602          29,716            237,548          63,040
                                                                 --------------------------------   --------------------------------
        (Loss)/income before provision for federal income taxes         (137,678)         27,538           (111,870)         55,366

(Benefit from)/provision for federal income taxes
     Current                                                             (18,967)          7,229            (18,059)         11,321
     Deferred                                                            (29,119)            626            (23,597)          4,087
                                                                 --------------------------------   --------------------------------
Total (benefit from)/provision for federal income taxes                  (48,086)          7,855            (41,656)         15,408
                                                                 --------------------------------   --------------------------------
Net (loss)/income from continuing operations                            ($89,592)        $19,683           ($70,214)        $39,958

Discontinued operations:
Income from operations                                                         0             503                  0              23
Loss on disposal                                                         (17,222)              0            (23,665)              0
                                                                 --------------------------------   --------------------------------
(Loss)/income from discontinued operations, net of tax                   (17,222)            503            (23,665)             23

Net (Loss)/Income                                                      ($106,814)        $20,186           ($93,879)        $39,981
                                                                 ================================   ================================

Net (Loss)/Income from Continuing Operations
   Per Common Share:
                         Basic                                            ($2.73)          $0.62             ($2.17)          $1.25
                         Diluted                                          ($2.70)          $0.60             ($2.14)          $1.21

Net (Loss)/Income Per Common Share:
                         Basic                                            ($3.26)          $0.63             ($2.90)          $1.26
                         Diluted                                          ($3.22)          $0.61             ($2.87)          $1.21

Weighted Average Number of Shares Outstanding
                         Basic                                            32,795          31,865             32,404          31,849
                         Diluted                                          33,150          33,025             32,748          32,951

Cash dividends per common share                                            $0.04           $0.04              $0.08           $0.08

See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                                 (Unaudited)                    (Unaudited)
                                                                         --------------------------     -------------------------
                                                                              1999            1998             1999         1998
                                                                         --------------------------     -------------------------
Net (Loss)/Income                                                        ($106,814)        $20,186         ($93,879)     $39,981
Other Comprehensive Income, net of tax:
    Unrealized holding losses arising during period                        (21,462)          3,452          (29,712)       2,041
    Reclassification adjustment for (losses)/gains included in net income   (4,621)         (1,281)          (5,028)      (2,461)
                                                                         --------------------------     -------------------------
  Change in net unrealized gain on fixed maturities securities
    available for sale                                                     (26,083)          2,171          (34,740)        (420)
  Change in foreign exchange translation                                        56            (161)               0           23
                                                                         --------------------------     -------------------------
Other Comprehensive (Loss)/Income                                          (26,027)          2,010          (34,740)        (397)
                                                                         --------------------------     -------------------------
Comprehensive (Loss)/Income                                              ($132,841)        $22,196        ($128,619)     $39,584
                                                                         ==========================     =========================

See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                   (Dollars in thousands except share amounts)

                                   (Unaudited)

                                                                                                          Accumulated
                                                                       Additional                            Other         Total
                                                              Common    Paid-In     Retained   Treasury  Comprehensive Stockholders'
                                                               Stock    Capital     Earnings     Stock      Income         Equity
                                                              ----------------------------------------------------------------------
Balance, January 1, 1999                                       $ 324   $ 227,280   $ 355,693  ($  4,891)  $  32,420    $ 610,826

 Net Income                                                       --          --     (93,879)        --          --      (93,879)

Exercise of stock options, including tax benefit
   (169,500 shares)                                                1       2,178          --         --          --        2,179

Fixed maturities securities available for sale adjustments        --          --          --         --     (34,740)     (34,740)

Issuance of common stock (4,424,779 shares) (additional paid
   in capital is net of capital issuance costs of $1,875)         44       73081          --         --          --       73,125

 Dividend ($.08 per common share)                                 --          --      (2,743)        --          --       (2,743)
                                                              ----------------------------------------------------------------------
Balance, June 30, 1999                                         $ 369   $ 302,539   $ 259,071  ($  4,891)  ($  2,320)   $ 554,768
                                                              ======================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                         June 30,
                                                                        (Unaudited)
                                                                  ----------------------
                                                                     1999        1998
                                                                  ----------------------
Operating Activities:

  Net income                                                      ($ 93,879)   $  39,981
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization of bond discount on long-term debt                     19           19
     Net amortization of security premiums                             (815)        (614)
     (Benefit from)/provision for deferred federal income taxes     (23,597)       4,017
     Acquisition costs deferred                                      41,597      (34,618)
     Amortization of deferred acquisition costs                     (56,130)      25,370
     Equity Income in affiliates                                     (2,394)        (133)
     Change in accrued investment income                                204       (1,309)
     Change in premiums receivable, net                                 698      (12,491)
     Change in deferred premium revenue, net                         23,647       33,455
     Change in outstanding loss reserves, net                       127,456        1,840
     Net realized gain on investments                                (5,028)      (2,461)
     Change in ceded balances payable                                   493          699
     Other                                                            3,662       12,555
                                                                  ---------    ---------
   Net Cash Provided by Operating Activities                         15,934       66,310

Investing Activities:

   Securities available-for-sale:
     Purchases - fixed maturities                                  (715,826)    (398,667)
     Sales-fixed maturites                                          663,049      316,811
  Maturities (purchases) of short-term
   investments, net                                                 (53,641)      10,328
  Discontinued Operations, net                                       23,653        2,000
  Other investing activities                                         (1,540)        (335)
                                                                  ---------    ---------
   Net Cash Used in Investing Activities                            (84,305)     (69,863)

Financing Activities:

  Net proceeds from exercise of stock options                         2,178          506
  Net proceeds from issuance of stock                                73,125            0
  Dividends paid                                                     (2,743)      (2,548)
                                                                  ---------    ---------
   Net Cash Used by Financing Activities                             72,560       (2,042)
(Decrease) Increase in Cash                                           4,189       (5,595)
Cash at Beginning of Period                                           9,893       14,103
                                                                  ---------    ---------
     Cash at End of Period                                        $  14,082    $   8,508
                                                                  =========    =========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                            June 30, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1998 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months and six months ended June 30, 1999 and 1998, total comprehensive (loss)/income amounted to ($132.8) million and ($128.6) million, and $22.2 million and $39.6 million, respectively.

Beginning in the third quarter of 1998, the Corporation's investment in Lloyd's which was previously consolidated, is reflected as a discontinued operation based on the Corporation's intention to pursue its divestiture. All prior period results have been restated for comparative purposes.

2.   REINSURANCE

Ceded earned premium for both the three months and six months ended June 30, 1999 and 1998 were $3.7 million and $7.5 million, and $3.6 million and $7.4 million, respectively. Ceded losses for both the three months and six months ended June 30, 1999 were ($50.4) million, and for the three months and six months ended June 30, 1998 were $0.6 million and $1.1 million, respectively.

3.   INCOME TAXES

The effective tax rate for the six months ended June 30, 1999 and 1998 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. No income taxes were paid as of June 30, 1999 and $9.1 million of income taxes were paid as of June 30, 1998.

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

The following tables summarize the operating results of the Corporation's segments:

                                                      Three Months Ended June 30, 1999
                                                             Reportable Segments
                                           -------------------------------------------------------------------------
                                           Municipal          Non     Mortgage      Credit       Other  Consolidated
                                                        Municipal
                                           -------------------------------------------------------------------------
    Origination Written Premiums            $ 13,205     $ 10,084     $ 24,513    $  8,135     $  4,647    $ 60,584
    Canceled Reinsurance                           0            0            0           0            0           0
                                           -------------------------------------------------------------------------
    Gross Written Premiums                    13,205       10,084       24,513       8,135        4,647      60,584
    Net Premiums Written                      12,250       10,023       24,513       8,034        4,630      59,450
    Net Premiums Earned                        5,770        8,090       12,851       8,489        4,838      40,038
    Net Underwriting (Loss)/Profit and
     Other
           Segment Related (Loss)/Income    ($11,190)    ($55,756)    $    635    ($ 2,627)    ($82,549)  ($151,487)

                                                  Six Months Ended June 30, 1999
                                                       Reportable Segments
                                           -------------------------------------------------------------------------
                                           Municipal          Non     Mortgage      Credit       Other  Consolidated
                                                        Municipal
                                           -------------------------------------------------------------------------
Origination Written Premiums                $ 33,637     $ 22,353     $ 36,641    $ 17,195     $  9,213    $119,039
Canceled Reinsurance                               0        9,567            0           0            0       9,567
                                           -------------------------------------------------------------------------
Gross Written Premiums                        33,637       12,786       36,641      17,195        9,213     109,472
Net Premiums Written                          31,661       11,792       36,641      16,984        9,196     106,274
Net Premiums Earned                           15,377       14,706       25,637      17,537        9,369      82,626
Net Underwriting (Loss)/Profit and
Other
       Segment Related (Loss)/Income        ($ 6,711)    ($51,532)    $  5,515    ($ 1,330)    ($81,158)   ($135,216)

                                                 Three Months Ended June 30, 1998
                                                        Reportable Segments
                                           -------------------------------------------------------------------------
                                           Municipal          Non     Mortgage      Credit       Other  Consolidated
                                                        Municipal
                                           -------------------------------------------------------------------------
Origination Written Premiums                $ 16,475     $  6,192     $ 21,041    $  9,829     $  2,268    $ 55,805
Canceled Reinsurance                               0            0            0           0            0           0
                                           -------------------------------------------------------------------------
Gross Written Premiums                        16,475        6,192       21,041       9,829        2,268      55,805
Net Premiums Written                          16,087        6,192       21,041       9,777        2,268      55,365
Net Premiums Earned                            9,828        4,842       14,680       7,429        2,447      39,226
Net Underwriting Profit and Other
       Segment Related Income               $  6,316     $  4,455     $  8,198    $    797     $    580    $ 20,346

                                                  Six Months Ended June 30, 1998
                                                        Reportable Segments
                                           -------------------------------------------------------------------------
                                           Municipal          Non     Mortgage      Credit       Other  Consolidated
                                                        Municipal
                                           -------------------------------------------------------------------------
Origination Written Premiums                $ 38,694     $ 12,186     $ 41,238    $ 18,284     $  7,530    $117,932
Canceled Reinsurance                               0            0            0           0            0           0
                                           -------------------------------------------------------------------------
Gross Written Premiums                        38,694       12,186       41,238      18,284        7,530     117,932
Net Premiums Written                          37,354       12,186       41,161      18,180        7,530     116,411
Net Premiums Earned                           19,199        8,763       32,633      14,595        7,767      82,957
Net Underwriting Profit and Other
       Segment Related Income               $ 13,273     $  6,723     $ 15,157    $  2,729     $  1,952    $ 39,834

                                         Three Months Ended
                                              June 30,
Reconciliation to Consolidated Results          1999         1998
                                         ---------------------------

Net Segment Income                         ($151,487)    $  20,346
Investment Income and Net Realized
    Gains                                     22,305        17,468
Other Income                                   1,579           561
Operating Expense, net                        (6,738)       (7,551)
Interest Expense & Minority Int in Subs       (3,337)       (3,286)
                                         ---------------------------
Consolidated Income Before Taxes           ($137,678)    $  27,538
                                         ---------------------------

                                          Six Months Ended
                                              June 30,
Reconciliation to Consolidated Results          1999         1998
                                         ---------------------------
Net Segment Income                         ($135,216)    $  39,834
Investment Income and Net Realized
    Gains                                     39,877        34,513
Other Income                                   3,174           937
Operating Expense, net                       (13,089)      (13,319)
Interest Expense & Minority Int in Subs       (6,616)       (6,599)
                                         ---------------------------
Consolidated Income Before Taxes           ($111,870)    $  55,366
                                         ---------------------------

5.   CAPITAL INVESTMENT

In February 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited, agreed to invest $75 million in the Corporation through a purchase of common stock. The proceeds will be used to augment the surplus of the Corporation's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price is $16.95. The transaction closed on June 15, 1999.

6.   MERGER

On June 14, 1999 a definitive agreement was executed whereby ACE Limited agreed to purchase the remaining outstanding shares of the Corporation. The intent to merge was originally announced on May 27, 1999 and it is expected that the merger will be completed in the second half of 1999. Under the terms of the agreement, the Corporation's shareholders would receive 0.6 shares of ACE Limited for each share of the Corporation at closing, subject to a maximum value of the Corporation's shareholders of $22 per share. The transaction is subject to customary regulatory approvals, final approval by Capital Re's shareholders, confirmation of specified financial strength ratings of the Corporation's principal operating subsidiaries and other customary conditions.

7.   LOSSES

The Corporation reported loss and loss adjustment expenses of $187.9 million as of June 30,1999. The $187.9 million is principally comprised of (i) an addition of $45.1 million to incurred losses for reinsurance exposure to certain asset-backed securities issued by or on behalf of Commercial Financial Services (the "CFS Securities"). In 1998, the Corporation established a loss reserve in the amount of $44.1 million for expected losses on this non-municipal financial guaranty transaction. The increase in losses incurred in 1999 is based on revised collection estimates on the assets underlying the CFS Securities following a recently completed transfer of all servicing to the back-up servicer under the transaction documents. On an ever to date basis, total incurred losses for the CFS Securities total $90 million; (ii) $74 million for incurred losses in the financial solutions line of business related to three reinsurance transactions of International Financial Services Life Insurance Company ("IFS") that the Corporation secured. This loss represents non-recoverable reinsurance from IFS relating to reinsurance ceded on certain blocks of single premium and flexible premium deferred annuities. In the second quarter of 1999, IFS was placed under an order of rehabilitation by the Missouri insurance authorities. The order of rehabilitation indicated that a substantial portion of the invested asset portfolio of IFS, and its affiliates, could not be located and IFS's ability to pay claims was severely compromised; (iii) $28.5 million of losses in the financial guaranty line of business of which approximately $14.6 million was for certain reinsured municipal obligations and approximately $13.9 million for certain reinsured non-municipal obligations. These financial guaranty loss reserves were recorded following various events occurring during the second quarter and evaluated as part of the Corporation's ongoing portfolio surveillance efforts, (iv) $8.5 million of incurred losses related to the credit line of business. The addition to the incurred losses was based on an actuarial review of the trade credit line of business conducted in the second quarter,
which   revealed  a  deficiency  in  such
reserves associated with certain underwriting years and (v) $6.5 million of incurred losses for the mortgage line of business. Of that amount, $3.6 million was recorded after a review of the emerging loss frequency for several underwriting years covered under a specific excess of loss reinsurance contract. The balance of the mortgage reserves are associated with paid and incurred losses consistent with the Corporation's second quarter actuarial review and analysis of the reinsured mortgage portfolio.

8.   OTHER

Interest paid for the six months ended June 30, 1999 and 1998 was $3.6 million and $3.7 million, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capital Re Corporation (the "Company" or "Capital Re") is an insurance holding company for a group of reinsurance companies that provide value-added reinsurance products in several specialty insurance markets. The Company has two principal divisions: financial guaranty and financial risks. The financial guaranty division is composed of municipal and non-municipal financial guaranty reinsurance and credit default swaps. The financial risks division is composed of mortgage guaranty reinsurance, trade credit reinsurance, title reinsurance and financial solutions. In both of its divisions, the Company seeks to provide innovative reinsurance solutions to satisfy the diverse risk and financial management demands of its clients. The Company believes that its future growth will be generated through application of its core credit expertise to new products and markets in its two existing divisions.

The  Company  participates  in its  business  lines  through  five  wholly-owned insurance subsidiaries and two joint venture vehicles. Its wholly-owned subsidiaries are: Capital Reinsurance Company ("Capital Reinsurance"), Capital Credit Reinsurance Company Ltd. ("Capital Credit"), Capital Mortgage Reinsurance Company ("Capital Mortgage"), KRE Reinsurance Ltd. ("KRE"), and Capital Title Reinsurance Company ("Capital Title"). The Company owns a fifty percent economic interest in ACE Capital Re Ltd. ("ACRE"), a non-consolidated, Bermuda domiciled, joint venture insurance company. The Company's joint venture partner in ACRE is-ACE Bermuda Insurance, Ltd. ("ACE Bermuda"), a subsidiary of ACE Limited. The Company also owns a fifty percent interest in Lenders Residential Asset Company LLC (formerly, Lenders Mortgage Alliance Company LLC) ("LRAC"), a non-consolidated Delaware limited liability company. During the Second Quarter of 1999, the Company completed a reorganization of its operating subsidiaries. As part of the reorganization Capital Credit was merged into KRE. KRE, the surviving company, is now a direct wholly-owned subsidiary of the Company. Capital Mortgage and Capital Title are direct wholly-owned subsidiaries of KRE and KRE also holds the Company's equity interest in ACRE. In August, 1999, ACE Bermuda contributed an additional $85 million in equity to ACRE and the Company's economic interest in ACRE was thereby reduced to 13.4 percent.

The Company's financial guaranty division conducts its business primarily through Capital Reinsurance. Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance applies a "zero expected loss" standard to its underwriting process, which is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital Reinsurance's existing and future reinsurance and credit default swap portfolios. At the same time, consistent with its "zero expected loss" underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations and directed its capacity to the reinsurance of financial guaranties of asset-backed securities. In addition, Capital Reinsurance sells municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions. Credit default swaps are underwritten in accordance with the same "zero expected loss" standard that applies to Capital Reinsurance's municipal and non-municipal financial guaranty business.

The Company's financial risks division conducts its business primarily through KRE and its subsidiaries Capital Mortgage and Capital Title (collectively, "KRE Financial Risks"). KRE Financial Risks is a leading reinsurer of mortgage guaranty insurance. The mortgage guaranty reinsurance strategy of KRE Financial Risks is based on the development of creative reinsurance programs targeted to the individual capital, risk and portfolio management demands of the primary mortgage guaranty insurers. Mortgage guaranty reinsurance is underwritten with the expectation that losses will occur regularly.

KRE Financial Risks writes trade credit reinsurance in the U.S. and Europe. Trade credit insurance protects those who sell goods and services on credit terms against default by the purchaser on its payment obligations. Trade credit reinsurance is an extension of the Company's underwriting focus, relying on credit analysis and portfolio diversification techniques similar to those employed in financial guaranty and mortgage guaranty reinsurance. Portfolio losses will also be expected to occur regularly in the Company's trade credit reinsurance business.

KRE Financial Risks provides title reinsurance designed to aid title insurers in managing portfolio risk, meeting capital adequacy concerns and to achieve desired claims-paying ability ratings from nationally recognized rating agencies. Capital Title offers excess of loss and quota share reinsurance products on both a treaty and facultative basis. Title reinsurance is underwritten without the expectation of any significant loss; however, losses can be expected to occur in the existing and future reinsured title insurance portfolio.

The financial solutions business of KRE Financial Risks is focused on providing highly structured solutions to problems of financial and risk management through reinsurance, including credit enhancement, excess of loss and surplus management covers. The principle target market is life, accident and health insurers and reinsurers, although specialty property and casualty markets also provide opportunities. The underwriting process places significant emphasis on actuarial analysis. Transactions are underwritten to be risk remote or finite, standards that are compatible with the Company's "zero expected loss" financial guaranty underwriting standard. Losses can be expected to occur in the Company's existing and future financial solutions portfolio.

KRE  Financial   Risks  also  assumes   financial   guaranty  risk,  both  as  a
retrocessionaire of Capital Reinsurance and directly from certain primary financial guaranty insurers.

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

The Capital Re corporate group also includes Capital Re Solutions Incorporated (formerly, Capital Re Management Company), a New York reinsurance intermediary, ACE Capital Re Managers Ltd., a Bermuda based management company, and Capital Re LLC, a Turks & Caicos Islands finance subsidiary organized in 1993 to issue $75 million of Company guaranteed mandatorily redeemable preferred stock, the proceeds of which were loaned to Capital Re. Capital Re Financial Products
Company, a newly formed Delaware business Company, and Capital Risk Assurance Company ("Capital Risk"), a Maryland surety insurer.

Results of Operations

Three Months Ended June 30, 1999 versus Three Months Ended June 30, 1998

The Company recorded a ($89.6) million net loss from continuing operations for the three months ended June 30, 1999. For the same period of 1998, the Company recorded net income from continuing operations of $19.1 million. On a per share basis, the basic and diluted net loss from continuing operations were ($2.73) and ($2.70), respectively, for the three months ended June 30, 1999. For the same period of 1998, on a per share basis, basic and diluted net income from continuing operations were $0.60 and $0.58, respectively. The losses for the 1999 period are primarily attributable to loss reserve additions for specific reinsured transactions and portfolio exposures.

The Company recorded a ($106.8) million net loss including loss from discontinued operations for the three months ended June 30, 1999. For the same period of 1998, the Company recorded net income including income from discontinued operations of $20.2 million. On a per share basis, both basic and diluted net income including loss from discontinued operations were ($3.26) and ($3.22), respectively. These losses were primarily attributable to the additions to loss reserves described above as well as negative results from the Company's discontinued Lloyd's operations. For the same period of 1998, on a per share basis, both basic and diluted net income including income from discontinued operations were $0.63 and $0.61, respectively.

Origination premiums written (i.e., gross premiums written before canceled reinsurance) increased 8.6% to $60.6 million for the three months ended June 30, 1999 from $55.8 million for the same period of 1998. Non-municipal origination premiums written increased to $10.1 million for the three months ended June 30, 1999 from $6.2 million for the three months ended June 30, 1998 due to a significant increase in premiums written in the credit default swaps sector of that business. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is generally defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $5.2 million for the three months ended June 30, 1999 from $1.5 million in the prior year. Mortgage guaranty reinsurance premium increased to $24.5 million in the second quarter of 1999 compared to $21.0 million in the second quarter of 1998 because of a large excess of loss reinsurance transaction recorded in the second quarter of 1999. The following table shows origination premiums written by line of business for the three months ended June 30, 1999 and June 30, 1998.

                               Origination Premiums Written
                                    Three Months Ended
                                        June 30,
                                     1999      1998
                                     ----      ----
                                  (dollars in millions)
Financial Guaranty Division:
   Municipal                        $13.2     $16.5
   Non-Municipal                     10.1       6.2

Financial Risks Division:
  Mortgage                           24.5      21.0
  Credit                              8.1       9.8
  Financial Solutions                 3.3       1.4
  Title                               1.4       0.9
                                    -----     -----
Total Origination
Premiums Written                    $60.6     $55.8

Net premiums written increased by 7.2% to $59.4 million for the three months ended June 30, 1999 from $55.4 million for the same period of 1998. This increase is commensurate with the explanation described above for the increase in origination premium. The following table shows net premiums written by line of business for the three months ended June 30, 1999 and June 30, 1998.

                                 Net Premiums Written
                                   Three Months Ended
                                       June 30,
                                    1999      1998
                                    ----      ----
                                 (dollars in millions)
Financial Guaranty Division:
   Municipal                       $12.2     $16.1
   Non-Municipal                    10.0       6.2

Financial Risks Division:
  Mortgage                          24.5      21.0
  Credit                             8.0       9.8
  Financial Solutions                3.3       1.4
  Title                              1.4       0.9
                                   -----     -----

Total Net
Premiums Written                   $59.4     $55.4

For the three months ended June 30, 1999, net premiums earned increased 2.0% to $40.0 million from $39.2 million for the comparable 1998 period. For the three months ended June 30, 1999 and June 30 1998, ceded earned premium was $3.7 million and $3.6 million, respectively. The following table shows net premiums earned by line of business for the three months ended June 30, 1999 and June 30, 1998.

                                   Net Premiums Earned
                                    Three Months Ended
                                        June 30,
                                     1999       1998
                                  (dollars in millions)
Financial Guaranty Division:
 Municipal                        $   5.8    $   9.7
 Non-Municipal                        8.0        4.8

Financial Risks Division:
 Mortgage                            12.8       14.7
 Credit                               8.5        7.4
 Financial Solutions                  3.3        1.4
 Title                                1.6        1.0
                                    -----      -----

Total Net
Premiums Earned                   $  40.0    $  39.2

For the three months ended June 30, 1999, net investment income increased 9.3% to $17.7 million from $16.2 million for the comparable period of 1998. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1999. The Company recognized net realized gains of $4.6 million for the three months ended June 30, 1999 compared to $1.3 million for the same period of 1998.

Loss and loss adjustment expenses increased to $175.1 million from $2.6 million for the three months ended June 30, 1999 and 1998, respectively. The $175.1 million is principally comprised of (i) an addition of $45.1 million to incurred losses for reinsurance exposure to certain asset-backed securities issued by or on behalf of Commercial Financial Services (the "CFS Securities"). In 1998, the Company established a loss reserve in the amount of $44.1 million for expected losses on this non-municipal financial guaranty transaction. The increase in losses incurred in 1999 is based on revised collection estimates on the assets underlying the CFS Securities following a recently completed transfer of all servicing to the back-up servicer under the transaction documents. On an ever to date basis, total incurred losses for the CFS Securities total $90 million; (ii) $74 million for incurred losses in the financial solutions line of business related to three reinsurance transactions of International Financial Services Life Insurance Company ("IFS") that the Company secured. This loss represents non-recoverable reinsurance from IFS relating to reinsurance ceded on certain blocks of single premium and flexible premium deferred annuities. In the second quarter of 1999, IFS was placed under an order of rehabilitation by the Missouri insurance authorities. The order of rehabilitation indicated that a substantial portion of the invested asset portfolio of IFS, and its affiliates, could not be located and IFS's ability to pay claims was severely compromised; (iii) $28.5 million of losses in the financial guaranty line of business of which approximately $14.6 million was for certain reinsured municipal obligations and approximately $13.9 million for certain reinsured non-municipal obligations. These financial guaranty loss reserves were recorded following various events occurring during the second quarter and evaluated as part of the Company's ongoing portfolio surveillance efforts, (iv) $8.5 million of incurred losses related to the credit line of business. The addition to the incurred losses was based on an actuarial review of the trade credit line of business conducted in the second quarter, which revealed a deficiency in such reserves associated with certain underwriting years and (v) $6.5 million of incurred losses for the mortgage line of business. Of that amount, $3.6 million was recorded after a review of the emerging loss frequency for several underwriting years covered under a specific excess of loss reinsurance contract. The balance of the mortgage reserves are associated with paid and incurred losses consistent with the Company's second quarter actuarial review and analysis of the reinsured mortgage portfolio. Ceded losses for the three months ended March 31, 1999 and 1998 were ($50.4) and $0.6 million, respectively.

Total expenses, excluding loss and loss adjustment expenses, decreased 2.4% to $26.5 million for the three months ended June 30, 1999 from $27.1 million for the same period of 1998. This decrease was primarily attributable to incentive compensation related expenses accrued in the second quarter of 1998 in the amount of $1.3 million that are no longer expected to be incurred. Net expenses related to this incentive compensation were reversed in the fourth quarter of 1998. As such, no additional expense has been accrued in 1999. The decrease in total expenses excluding losses was partially offset by investment banking fees in the amount of $1.0 million incurred in connection with the Company's pending merger with ACE Limited. (See "Liquidity and Capital Resources"). The decrease was also due to a one time adjustment recorded in the second quarter of 1998 in the amount of $5.8 million to reclassify expenses to profit commission expense from losses incurred based on the terms of an in-force reinsurance contract. The expense ratios for the three months ended June 30, 1999 and 1998 were 57.2% and 59.7%, respectively.

For the three months ended June 30, 1999, the Company recorded federal taxes recoverable of $48.1 million. This was as a result of the significant losses incurred described above. For the three months ended June 30, 1998, the Company recorded federal income taxes payable of $7.9 million.

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998

The Company recorded a ($70.2) million net loss from continuing operations for the six months ended June 30, 1999. For the same period of 1998, the Company recorded net income from continuing operations of $40.0. On a per share basis, the basic and diluted net loss from continuing operations were ($2.17) and ($2.14), respectively, for the six months ended June 30, 1999. For the same period of 1998, on a per share basis, basic and diluted net income from continuing operations were $1.25 and $1.21, respectively. The losses for the 1999 period are primarily attributable to additions to loss reserves on specific reinsured transactions as well as portfolio exposures.

The Company recorded a ($93.9) million net loss including loss from discontinued operations for the six months ended June 30, 1999. For the same period of 1998, the Company recorded net income including income from discontinued operations of $40.0 million. On a per share basis, both basic and diluted net income including loss from discontinued operations were ($2.90) and ($2.87), respectively. These losses were primarily attributable to the additions to loss reserves described above as well as negative results from the Company's discontinued Lloyd's operations. For the same period of 1998, on a per share basis, both basic and diluted net income including income from discontinued operations were $1.26 and $1.21, respectively.

Origination premiums written (i.e., gross premiums written before canceled reinsurance) increased 1.0% to $119.0 million for the six months ended June 30, 1999 from $117.9 million for the same period of 1998. Non-municipal origination premiums written increased to $22.4 million for the six months ended June 30, 1999 from $12.2 million for the six months ended June 30, 1998 due to a significant increase in premiums written in the credit default swaps sector of that business. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is generally defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $9.0 million for the six months ended June 30, 1999 from $2.1 million in the prior year. Mortgage guaranty reinsurance premium decreased to $36.6 million for the six months ended June 30, 1999 compared to $41.2 million in the second quarter of 1998. This decrease was due to an increase in mortgage prepayments caused by lower interest rates as well as the Company's shift from assuming quota share mortgage guaranty reinsurance business toward assuming structured excess of loss mortgage guaranty reinsurance business. The following table shows origination premiums written by line of business for the six months ended June 30, 1999 and June 30, 1998.

                              Origination Premiums Written
                                    Six Months Ended
                                        June 30,
                                        1999 1998
                                  (dollars in millions)
Financial Guaranty Division:
   Municipal                      $ 33.6      $ 38.7
   Non-Municipal                    22.4        12.2

Financial Risks Division:
Mortgage                            36.6        41.2
Credit                              17.2        18.3
Financial Solutions                  6.0         5.5
Title                                3.2         2.0
                                  ------      ------

Total Origination
Premiums Written                  $119.0      $117.9

Net premiums written decreased by 8.7% to $106.3 million for the six months ended June 30, 1999 from $116.4 million for the same period of 1998. This decrease is primarily attributable to $9.6 million in canceled reinsurance resulting from the cancellation of a large non-municipal financial guaranty transaction. The following table shows net premiums written by line of business for the six months ended June 30, 1999 and June 30, 1998.

                               Net Premiums Written
                                 Six Months Ended
                                      June 30,
                                 1999        1998
                                 ----        ----
                              (dollars in millions)
Financial Guaranty Division:
   Municipal                   $ 31.7      $ 37.4
   Non-Municipal                 11.8        12.2

Financial Risks Division:
Mortgage                         36.6        41.2
Credit                           17.0        18.2
Financial Solutions               6.0         5.5
Title                             3.2         2.0
                               ------      ------
Total Net
Premiums Written               $106.3      $116.4

For the six months ended June 30, 1999, net premiums earned decreased slightly to $82.6 million from $83.0 million for the comparable 1998 period. For the six months ended June 30, 1999 and June 30 1998, ceded earned premium was $7.5 million and $7.4 million, respectively. The following table shows net premiums earned by line of business for the six months ended June 30, 1999 and June 30, 1998.

                               Net Premiums Earned
                                Six Months Ended
                                    June 30,
                                 1999        1998
                                 ----        ----
                              (dollars in millions)
Financial Guaranty Division:
 Municipal                     $ 15.4      $ 19.2
 Non-Municipal                   14.7         8.9

Financial Risks Division:
 Mortgage                        25.6        32.6
 Credit                          17.5        14.6
 Financial Solutions              6.0         5.5
 Title                            3.4         2.2
                               ------      ------
Total Net
Premiums Earned                $ 82.6      $ 83.0

For the six months ended June 30, 1999, net investment income increased 8.4% to $34.8 million from $32.1 million for the comparable period of 1998. Growth in investment income was primarily attributable to a larger investment portfolio caused by an increase in invested assets from positive operating cash flows during the twelve months ended June 30, 1999. The Company recognized net realized gains of $5.0 million for the six months ended June 30, 1999 compared to $2.5 million for the same period of 1998.

Loss and loss adjustment expenses increased to $187.9 million from $12.6 million for the six months ended June 30, 1999 and 1998, respectively. The $187.9 million is principally comprised of:

o An addition of $45.1 million to incurred losses for reinsurance exposure to certain asset-backed securities issued by or on behalf of Commercial Financial Services (the "CFS Securities"). In 1998, the Company established a loss reserve in the amount of $44.1 million for expected losses on this non-municpal financial guaranty transaction. The increase in losses incurred in 1999 is based on revised collection estimates on the assets underlying the CFS Securities following a recently completed transfer of all servicing to the back-up servicer under the transaction documents. On an ever to date basis, total incurred losses for the CFS Securities total $90 million;

o $74 million for incurred losses in the financial solutions line of business related to three reinsurance transactions of International Financial Services Life Insurance Company ("IFS") that the Company secured. This loss represents the counterparties estimated non-recoverable reinsurance from IFS relating to reinsurance ceded on certain blocks of single premium and flexible premium deferred annuities. In the second quarter of 1999, IFS was placed under an order of rehabilitation by the Missouri insurance authorities. The order of rehabilitation indicated that a substantial portion of the invested asset portfolio of IFS, and its affiliates, could not be located and IFS's ability to pay claims was severely compromised;

o $28.5 million of losses in the financial guaranty line of business of which approximately $14.6 million was for certain reinsured municipal obligations and approximately $13.9 million for certain reinsured non-municipal obligations. These financial guaranty loss reserves were recorded following various events occurring during the second quarter and evaluated as part of the Company's ongoing portfolio surveillance efforts;

o $8.5 million of incurred losses related to the credit line of business. The addition to the incurred losses was based on an actuarial review of the trade credit line of business conducted in the second quarter, which revealed a deficiency in such reserves associated with certain underwriting years; and

o $6.5 million of incurred losses for the mortgage line of business. Of that amount, $3.6 million was recorded after a review of the emerging loss frequency for several underwriting years covered under a specific excess of loss reinsurance contract. The balance of the mortgage reserves are associated with paid and incurred losses consistent with the Company's second quarter actuarial review and analysis of the reinsured mortgage portfolio. Ceded losses for the six months ended June 30, 1999 and 1998 were $(50.4) million and $1.1 million, respectively.

Total expenses, excluding loss and loss adjustment expenses, decreased 1.6% to $49.6 million for the six months ended June 30, 1999 from $50.4 million for the same period of 1998. This decrease was primarily attributable to incentive compensation related expenses accrued in the second quarter of 1998 in the amount of $1.8 million that are no longer expected to be incurred. Net expenses related to this incentive compensation were reversed in the fourth quarter of 1998. As such, no additional expense has been accrued in 1999. The decrease in total expenses excluding losses was partially offset by investment banking fees in the amount of $1.0 million incurred in connection with the Company's pending merger with ACE Limited. (See Liquidity and Capital Resources.). The decrease was also due to a one time adjustment recorded in the second quarter of 1998 in the amount of $5.8 million to reclassify expenses to profit commission expense from losses incurred based on the terms of an inforce reinsurance contract. The expense ratios for the six months ended June 30, 1999 and 1998 were 51.2% and 52.8%, respectively.

For the six months ended June 30, 1999, the Company recorded federal taxes recoverable of $41.7 million. This was as a result of the significant losses incurred described above. For the six months ended June 30, 1998, the Company recorded federal income taxes payable of $15.4 million.

Liquidity and Capital Resources

The Company relies on dividends from Capital Reinsurance and KRE to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1999 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1998, or approximately $32.3 million. For the six months ended June 30, 1999, Capital Reinsurance paid dividends in the amount of $5.0 million to the Company.

KRE's major sources of liquidity are funds generated from reinsurance premiums, net investment income and maturing investments. KRE, is a Bermuda domiciled insurer whose distributions are governed by Bermuda law. Under Bermuda law and the by-laws of KRE, dividends may be paid out of the profits of the company (defined as accumulated realized profits less accumulated realized losses). Distributions to shareholders may also be paid out of KRE's surplus limited by requirements that such company must at all times (i) maintain the minimum share capital required under Bermuda law and (ii) have relevant assets in an amount equal to or greater than 75% of relevant liabilities, all as defined under Bermuda law. During 1999, KRE has paid no dividends to the Company.

Capital Mortgage, a wholly owned subsidiary of KRE, is subject to the dividend restrictions imposed under New York insurance law. Accordingly, dividends may only be declared and distributed out of earned surplus (as defined under New York insurance law). Additionally, no dividend may be declared or distributed by Capital Mortgage in an amount which, together with all dividends declared or distributed by Capital Mortgage during the preceding twelve months, exceeds the lesser of 10% of such company's surplus to policyholders as shown by its last Annual Statutory Statement on file with the New York insurance department, or 100% of adjusted net investment income (as defined under New York insurance law) during such period, unless, upon prior application, the New York Superintendent of Insurance approves a greater dividend distribution based upon his finding that Capital Mortgage will retain sufficient surplus to support its obligations and writings. To date, Capital Mortgage has not declared nor paid any dividends. The maximum dividend payable by Capital Mortgage during 1999 is $0 since its earned surplus was ($9.2) million as of December 31, 1998.

Capital Title, also a wholly owned subsidiary of KRE, is subject to the New York insurance laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York insurance law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. As of December 31, 1998, Capital Title's maximum amount payable as a dividend during 1999 is approximately $3.6 million. During 1999, Capital Title has paid no dividends.

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

For the six months ended June 30, 1999, the Company declared and paid common dividends in the amount of $2.7 million or $0.08 per share.

The Company reorganized its operating subsidiaries during the second quarter of 1999. As a result, KRE has become a direct wholly-owned subsidiary of the Company. Capital Mortgage and Capital Title are now wholly-owned subsidiaries of KRE and KRE owns all of the Company's equity interest in ACRE. As part of the reorganization, approximately $137.0 million was transferred from Capital Mortgage to KRE and KRE assumed certain reinsurance liabilities from Capital Mortgage.

Cash flows from operations for the six months ended June 30, 1999 and 1998, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were $37.6 million and $44.4 million, respectively. The Company believes that current levels of cash flow from operations provide the Company with sufficient liquidity to meet its operating needs. The

Company's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At June 30, 1999, cash and investments were approximately $1.25 billion, an increase of $64.2 million, or 5.4%, from $1.18 billion at December 31, 1998. In managing its investment portfolio, the Company places a high priority on quality and liquidity. As of June 30, 1999, the entire investment portfolio was invested in highly rated fixed income securities.

At June 30, 1999, approximately $195.1 million, or 15.6%, of the Company's investment portfolio was composed of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $167.9 million, or 86.1%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of June 30, 1999, the entire MBS portfolio was invested in triple A rated securities. Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of June 30, 1999, $3.6 million, or approximately 1.8%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $191.6 million, or 98.2%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At June 30, 1999, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

Capital Reinsurance is party to a credit facility with Deutsche Bank AG (the "DB Credit Facility") pursuant to which Deutsche Bank AG provides up to $100.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2006. Capital Reinsurance has not borrowed under the DB Credit Facility. The Company is also party to a liquidity facility with Deutsche Bank AG, pursuant to which Deutsche Bank provides up to $30 million for general corporate purposes. The Company has not borrowed under this liquidity facility. The liquidity facility expires January 21, 2000.

In addition, on August 20, 1996, the Company entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes.
Furthermore, on August 26, 1996, the Company utilized $16 million of the Chase Facility for purposes of paying subordinated notes that came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Company's chosen interest rate option under the terms of the Chase Facility. In November 1996, the Company utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB. Under the terms of the Chase Facility, borrowed principal in the amount of $25 million becomes payable in full on October 16, 1999.

On March 10, 1999, Moody's Investors Service, Inc. ("Moody's") announced that it had downgraded the financial strength rating of Capital Reinsurance to Aa2 from Aaa. This action ended a review process that began on November 5, 1998. Moody's cited increased competition in the monoline financial guaranty reinsurance industry, an increased risk profile in business assumed and rising operating leverage as reasons for the downgrade. Under certain of its reinsurance agreements with two of its financial guaranty ceding companies, Capital Reinsurance has agreed to increase the ceding commission payable under such agreements as a result of the rating action by Moody's. The increase applies to in-force and future business ceded by those companies. The Company expects total additional ceding commission expense to total approximately $11.8 million. Of the $11.8 million, $5.6 million was paid in the second quarter of 1999. The expected additional ceding commission will be amortized as the related reinsurance premium is earned. The reinsurance agreements with the two ceding companies also give those companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume were not triggered by Capital Reinsurance's March 10th downgrade. Additionally, one of the ceding companies may reassume a minor portion of its previously ceded business based on this rating action alone; however, that company has not indicated that it will exercise the option.

On December 16, 1998, Standard & Poor's ("S&P") affirmed the triple A financial strength rating of Capital Reinsurance. In addition, on April 28, 1999 S&P affirmed the financial strength ratings of Capital Mortgage (double "A"), KRE (double "A") and Capital Credit (single "A" plus). S&P also upgraded the financial strength rating of Capital Title from double "A" minus to double "A".

On June 15, 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited ("ACE"), invested $75 million in the Company through a purchase of common stock. The proceeds were used to support the Company's ongoing business activity. ACE's investment is equal to approximately 12% of the Company.

In addition, on June 10, 1999, a definitive agreement was executed whereby ACE agreed to purchase the remaining outstanding shares of the Company. The definitive agreement followed a binding letter of intent to merge which was executed on May 27, 1999. It is expected that the merger will be completed in the second half of 1999. Under the terms of the agreement, the Company's shareholders would receive 0.6 shares of ACE for each share of the Company at closing, subject to a maximum value of the Company's shareholders of $22 per share. The transaction is subject to customary regulatory approvals, final approval by Capital Re's shareholders, confirmation of specified financial strength ratings of the Company's principal operating subsidiaries and other customary conditions.

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

The following table provides information about the Company's fixed maturity investments at June 30, 1999 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                           Long-term Fixed Maturities
                    Expected Cash Flows of Principal Amounts
                              (Dollars in millions)


                                                                                      Amortized   Market
                                1999     2000     2001     2002     2003  Thereafter     Cost      Value
                                ----     ----     ----     ----     ----  ----------     ----      -----
Tax-exempt                   $   0.0  $   1.8  $    .8  $   6.3  $  18.0  $  455.6    $  482.5   $  490.9

    Average Interest Rate        0.0%     5.7%     6.3%     7.3%     7.2%      5.7%        --         --

Taxable-other than              10.6     45.1     46.4     57.3     28.4     228.4       416.2      407.3
mortgage-backed securities
    Average Interest Rate        7.0%     6.4%     7.5%     6.4%     6.5%      5.6%        --         --

Mortgage-backed securities      12.7     22.7     19.9     17.7     17.1     108.1       198.2      195.1

    Average Interest Rate        7.0%     6.9%     6.9%     6.8%     6.8%      6.7%        --         --
                             -------  -------  -------  -------  -------  --------    --------   --------

Total                        $  23.3  $  69.6  $  67.1  $  81.3  $  63.5  $  792.1    $1,096.9   $1,093.3
                             -------  -------  -------  -------  -------  --------    --------   --------

The Company and its operating subsidiaries have consistently invested in high quality marketable securities. As a result, the Company believes that it has minimal credit quality risk. Taxable bonds in the Company's domestic portfolio consist of U.S. Treasury, government agency, mortgage-backed and corporate securities. At June 30, 1999, approximately 22.0% of taxable bonds were issued by the U.S. Treasury or U.S. government agencies and approximately 70.4% were rated AA or better by Moody's or S&P. Of the tax exempt bonds, approximately 97.9% were rated AA or better with more than 81.7% rated AAA. Less than 1.4% of the Company's bond portfolio was below investment grade at June 30, 1999. At June 30, 1999, both taxable and tax exempt bonds had a weighted average maturity of approximately 9.71 years.

The Company's taxable bond portfolio includes mortgage-backed securities, which comprised 32.4% of the portfolio at June30, 1999. Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the Company's portfolio of mortgage-backed securities. The Company invests primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

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

General Office Services:. These systems will all be upgraded by mid-1999.

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

Contingency Plans

The Company does not have a prescribed contingency plan relative to Year 2000 bug issues. The Company does not predict that a failure of its information technology systems will materially affect daily operations or have an immediate impact on the Company's ability to conduct business. All internal financial reporting of the Company may be conducted by hand. As for any failure of a bond issuer that has been reinsured by the Company, the Company expects to handle such matters in the ordinary course of business. As the Company is a reinsurer, payments are requested in bulk by the Company's ceding insurers, and payment of reinsurance proceeds would be made in bulk. The Company is not required to make payment to individual bond obligees. Ultimately, all recovery efforts in the event of any Year 2000 bug related event can either be handled internally, or would require the intervention of hardware, software or other technology vendors. The Company maintains a list of the appropriate contacts at such vendors in the event such a need arises

PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Corporation's shareholders held on May 20, 1999, the ten nominees listed below were elected as directors of the Corporation to hold office until the 2002 annual meeting and until their successors shall have been elected and qualified. The number of votes cast for, against or withheld and the number of abstentions with respect to each such matters is set forth below, as are the number of broker non-votes, where applicable.

(a)     Election of Directors

------------------------- --------------------------- --------------------------
         Name                     Votes For                 Votes Withheld
------------------------- --------------------------- --------------------------
Harrison W. Conrad, Jr.   28,201,998                  454,485
------------------------- --------------------------- --------------------------
Richard L. Huber          28,202,298                  454,185
------------------------- --------------------------- --------------------------
Jerome F. Jurschak        28,202,198                  454,285
------------------------- --------------------------- --------------------------
Steven D. Kesler          28,201,798                  454,685
------------------------- --------------------------- --------------------------
Philip H. Robinson        28,201,547                  454,936
------------------------- --------------------------- --------------------------
Edwin L. Russell          28,202,298                  454,185
------------------------- --------------------------- --------------------------
J. Randolph Respess       28,201,698                  454,785
------------------------- --------------------------- --------------------------
Barbara D. Stewart        28,201,718                  454,765
------------------------- --------------------------- --------------------------
Jeffrey F. Stuermer       28,201,718                  454,765
------------------------- --------------------------- --------------------------
Joseph W. Swain           28,202,198                  454,285
------------------------- --------------------------- --------------------------

Item 5         OTHER INFORMATION

Information Regarding Shareholder Proposals at the 2000 Annual Meeting

In order to present a proposal at the 2000 Annual Meeting of Stockholders, must provide written notice of the proposal to the Company no later than March 6, 2000. The Company intends to use discretionary voting authority with respect to any matter that brought before the 2000 annual meeting of stockholders of which the Company has not received written notice by March 6, 2000.

Capital Re Corporation
1325 Avenue of the Americas
New York, NY 10019
Attn.: Alan S. Roseman
           Executive Vice President
           General Counsel and Secretary

Item 6         EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

  EXHIBIT
  NUMBER  DESCRIPTION

     4 JANUARY 1999 AMMENDMENT TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 22, 1999, AMONG CAPITAL RE CORPORATION, VARIOUS BANKS AND DEUTSCHE BANK AG, NEW YORK BRANCH, AS AGENT

     10 CAPITAL RE CORPORATION RETENTION AGREEMENT EFFECTIVE DECEMBER 21, 1998 BETWEEN CAPITAL RE CORPORATION AND SUSAN HOOKER

     11   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

(B)  REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            CAPITAL RE CORPORATION


DATE:          AUGUST 13, 1999              BY   /s/ David A. Buzen
                                                 ------------------------------
                                                 DAVID A. BUZEN
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER


DATE:          AUGUST 13, 1999              BY   /s/ Alan S. Roseman
                                                 ------------------------------
                                                 ALAN S. ROSEMAN
                                                 EXECUTIVE VICE PRESIDENT,
                                                 GENERAL COUNSEL AND SECRETARY

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION                                                      PAGE
------   -----------                                                      ----

4        JANUARY 1999 AMENDMENT TO THE CREDIT AGREEMENT, DATED AS OF      37-39
         JANUARY 22,  1999,  AMONG  CAPITAL RE  CORPORATION,  VARIOUS
         BANKS AND DEUTSCHE BANK AG, NEW YORK BRANCH, AS AGENT

10       CAPITAL  RE  CORPORATION   RETENTION   AGREEMENT   EFFECTIVE     40-44
         DECEMBER 21, 1998 BETWEEN  CAPITAL RE CORPORATION  AND SUSAN
         HOOKER

11       STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS                  45
         (UNAUDITED)