Form 10-Q
period 1999-09-30
CAPITAL RE CORP
filed 1999-11-15
CIK 829277

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____TO____

                                   ----------

                             CAPITAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

          DELAWARE                   1-10995                        52-1567009
(STATE OR OTHER JURISDICTION    (COMMISSION FILE                   (IRS EMPLOYER
     OF INCORPORATION OR             NUMBER)                      IDENTIFICATION
        ORGANIZATION)                                                 NUMBER)

                           1325 AVENUE OF THE AMERICAS
                                   18TH FLOOR
                            NEW YORK, NEW YORK 10019
                                 (212) 974-0100
(NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___ (REGISTRANT BECAME SUBJECT TO THE FILING REQUIREMENTS ON APRIL 8, 1992.)

AS OF NOVEMBER 13, 1999 THERE WERE 36,523,398 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT

                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION                                                    PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) CAPITAL RE CORPORATION
           AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS -SEPTEMBER 30, 1999 (UNAUDITED) AND
           DECEMBER 31, 1998                                                      3

         CONSOLIDATED STATEMENTS OF INCOME - THREE AND NINE MONTHS ENDED
           SEPTEMBER 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998
          (UNAUDITED)                                                             4

         CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME - THREE AND NINE
           MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND SEPTEMBER 30,
           1998 (UNAUDITED)                                                       5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - NINE MONTHS
           ENDED SEPTEMBER 30, 1999 (UNAUDITED)                                   6

         CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
         SEPTEMBER 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998 (UNAUDITED)        7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   8-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                  15-31

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         32-33


SIGNATURES                                                                        34

EXHIBIT 11                                                                        35

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   (dollars in thousands except share amounts)

                                                                                     September 30,
                                                                                              1999   December 31,
                                                                                       (Unaudited)           1998
                                                                                     -------------    -----------
Assets
Fixed maturity securities available for sale, at market
   (amortized cost: $936,795 in 1999 and $1,036,862 in 1998)                           $   921,751    $ 1,086,891
Short-term investments, at cost, which approximates market                                 208,743         88,147
                                                                                       -----------    -----------
Total Investments                                                                        1,130,494      1,175,038

Cash                                                                                         6,780          9,893
Accrued investment income                                                                   14,572         15,371
Deferred acquisition costs                                                                 148,431        135,029
Prepaid reinsurance premiums                                                                43,165         49,603
Reinsurance recoverable on ceded losses                                                      8,516          3,292
Funds held under reinsurance agreements                                                      4,914          5,033
Premiums receivable, net                                                                    17,465         16,997
Amounts receivable on ceded annuity reserves                                                     0         53,869
Investment in affiliates                                                                    19,580         15,080
Net assets of discontinued operations                                                            0         11,695
Other assets                                                                                24,477         17,873
                                                                                       -----------    -----------
   Total Assets                                                                        $ 1,418,394    $ 1,508,773
                                                                                       ===========    ===========

Liabilities
Deferred premium revenue                                                               $   416,188    $   405,866
Reserve for losses and loss adjustment expenses                                            107,383         87,960
Annuity benefit reserves                                                                         0         53,869
Accident and health reserves                                                                18,872         17,843
Profit commission liability                                                                 66,786         57,389
Deferred federal income taxes payable                                                       39,197         79,237
Bank note payable                                                                           25,000         25,000
Long-term debt                                                                              74,884         74,856
Net liabilities of discontinued operations                                                  63,183              0
Other liabilities                                                                           30,188         20,927
                                                                                       -----------    -----------
   Total Liabilities                                                                   $   841,681    $   822,947
                                                                                       -----------    -----------

Company Obligated Mandatorily Redeemable
  Preferred Securities of Capital Re LLC                                                    75,000         75,000

Stockholders' Equity
Preferred stock - $.01 par value per share; 25,000,000 shares authorized; no shares issued and outstanding
   in 1999 and 1998                                                                             --             --
Common stock - $.01 par value per share; 75,000,000 shares
   authorized, 36,523,398 and 31,929,119 shares issued and
   outstanding in 1999 and 1998, respectively                                                  370            324
Additional paid-in capital                                                                 302,539        227,280
Retained earnings                                                                          218,449        355,693
Treasury stock; 428,000 and 428,000 shares in 1999 and 1998,  respectively                  (4,891)        (4,891)
Other Comprehensive Income
       Net unrealized (loss)/gain on fixed maturities securities available for sale,
            net of reclassification adjustment                                             (14,654)        32,520
       Net unrealized loss on foreign exchange translation                                    (100)          (100)
                                                                                       -----------    -----------
Accumulated Other Comprehensive Income                                                     (14,754)        32,420
                                                                                       -----------    -----------
Total Stockholders' Equity                                                                 501,713        610,826
                                                                                       -----------    -----------
Total Liabilities, Preferred Securities of Capital Re LLC and
   Stockholders' Equity                                                                $ 1,418,394    $ 1,508,773
                                                                                       ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (dollars in
                       thousands except per share amounts)

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                       (Unaudited)                (Unaudited)
                                                                  ----------------------    ----------------------
                                                                       1999         1998         1999         1998
                                                                  ----------------------    ----------------------
Revenues:
Orgination premiums written                                         $37,465      $41,435     $156,504     $159,367
Canceled Reinsurance                                                      0            0        9,567            0
                                                                   ---------------------     ---------------------
Gross premiums written                                              $37,465      $41,435     $146,937     $159,367
Ceded premiums                                                        1,446          810        4,644        2,330
                                                                   ---------------------     ---------------------
       Net premiums written                                          36,019       40,625      142,293      157,037
       Increase in deferred premium revenue                           6,887        5,590      (16,760)     (27,866)
                                                                   ---------------------     ---------------------
    Net premiums earned                                              42,906       46,215      125,533      129,171
Net investment income                                                17,590       16,413       52,440       48,465
Net realized gain                                                    (8,954)       1,848       (3,926)       4,309
Fee income                                                              258          100        1,017          717
Other income                                                             20           23           41          210
Equity income in affiliate                                            1,650          199        4,043          332
                                                                   ---------------------     ---------------------
     Total Revenues                                                  53,470       64,798      179,148      183,204
                                                                   ---------------------     ---------------------

Expenses:
Loss and loss adjustment expenses                                    12,234       21,085      200,161       33,677
Acquisition costs                                                    10,982       12,893       52,579       47,511
Decrease/(increase) in deferred acquisition costs                     1,130          774      (13,402)      (8,474)
Profit commission expense                                             4,218        3,844       11,446       14,432
Other operating expenses                                              2,522        4,496       10,511       12,352
Interest expense                                                      1,897        1,852        5,644        5,582
Foreign exchange loss                                                  (366)        (163)         358         (127)
Minority interest in Capital Re LLC                                   1,434        1,434        4,303        4,303
                                                                   ---------------------     ---------------------
       Total Expenses                                                34,051       46,215      271,600      109,256
                                                                   ---------------------     ---------------------

        (Loss)/income before provision for federal income taxes      19,419       18,583      (92,452)      73,948

(Benefit from)/provision for federal income taxes
     Current                                                          5,281         (721)     (12,778)      10,600
     Deferred                                                         1,068        4,969      (22,529)       9,056
                                                                   ---------------------     ---------------------
Total (benefit from)/provision for federal income taxes               6,349        4,248      (35,307)      19,656
                                                                   ---------------------     ---------------------

Net (loss)/income from continuing operations                        $13,070      $14,335     ($57,145)     $54,292

Discontinued operations:
Income from operations                                                    0          135            0          158
Loss on disposal                                                    (52,231)           0      (75,896)           0
                                                                   ---------------------     ---------------------
(Loss)/income from discontinued operations, net of tax              (52,231)         135      (75,896)         158

Net (Loss)/Income                                                  ($39,161)     $14,470    ($133,041)     $54,450
                                                                   =====================     =====================

Net (Loss)/Income from Continuing Operations
   Per Common Share:
                           Basic                                      $0.36        $0.45       ($1.69)       $1.70
                         Diluted                                      $0.36        $0.44       ($1.68)       $1.66

Net (Loss)/Income Per Common Share:
                           Basic                                     ($1.07)       $0.45       ($3.94)       $1.71
                         Diluted                                     ($1.07)       $0.44       ($3.91)       $1.66

Weighted Average Number of Shares Outstanding
                           Basic                                     36,523       31,912       33,792       31,871
                         Diluted                                     36,670       32,732       34,058       32,730

Cash dividends per common share                                       $0.04        $0.04        $0.12        $0.12

See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (dollars in thousands)

                                                                             Three Months Ended       Nine Months Ended
                                                                               September 30,            September 30,
                                                                                (Unaudited)              (Unaudited)
                                                                            ---------------------   ---------------------
                                                                                1999        1998         1999        1998
                                                                            ---------------------   ---------------------
Net (Loss)/Income                                                           ($39,161)    $14,470    ($133,041)    $54,450
Other Comprehensive Income, net of tax:
    Unrealized holding losses arising during period                          (21,388)     12,810      (51,100)     14,851
    Reclassification adjustment for (losses)/gains included in net income      8,954      (1,848)       3,926      (4,309)
                                                                            ---------------------   ---------------------
  Change in net unrealized gain on fixed maturities securities
    available for sale                                                       (12,434)     10,962      (47,174)     10,542
  Change in foreign exchange translation                                           0         241            0         264
                                                                            ---------------------   ---------------------
Other Comprehensive (Loss)/Income                                            (12,434)     11,203      (47,174)     10,806
                                                                            ---------------------   ---------------------
Comprehensive (Loss)/Income                                                 ($51,595)    $25,673    ($180,215)    $65,256
                                                                            =====================   =====================


See Accompanying Notes to Unaudited Consolidated Financial Statements

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                   (dollars in thousands except share amounts)


                                                                                                         Accumulated
                                                                         Additional                         Other          Total
                                                                  Common  Paid-In   Retained  Treasury  Comprehensive  Stockholders'
                                                                  Stock   Capital   Earnings    Stock      Income          Equity
                                                                  ----------------------------------------------------------------
Balance, January 1, 1999                                          $324   $227,280   $355,693  ($4,891)    $32,420         $610,826

 Net Loss                                                           --         --   (133,041)      --          --         (133,041)

Exercise of stock options, including tax benefit (169,500 shares)    2      2,178         --       --          --            2,180

Fixed maturities securities available for sale adjustments          --         --         --       --     (47,174)         (47,174)

Issuance of common stock (4,424,779 shares) (additional paid
   in capital is net of capital issuance costs of $1,875)           44     73,081         --       --          --           73,125

 Dividend ($.12 per common share)                                   --         --     (4,204)      --          --           (4,204)
                                                                  ----------------------------------------------------------------

Balance, September 30, 1999                                       $370   $302,539   $218,449  ($4,891)   ($14,754)        $501,713
                                                                  ================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAPITAL RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    (Unaudited)
                                                              ----------------------
                                                                    1999        1998
                                                              ----------------------
Operating Activities:

 Net (loss)/income                                             ($133,041)     $54,450
                                                               ---------    ---------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of bond discount on long-term debt                     28           28
  Net amortization of security premiums                           (1,233)        (706)
  (Benefit from)/provision for deferred federal income taxes     (22,529)       9,127
  Acquisition costs deferred                                      52,579      (47,511)
  Amortization of deferred acquisition costs                     (65,981)      39,037
  Equity Income in affiliates                                     (4,043)        (332)
  Change in accrued investment income                                799         (737)
  Change in premiums receivable, net                              (1,129)     (11,513)
  Change in deferred premium revenue, net                         16,760       27,866
  Change in outstanding loss reserves, net                        15,229       16,916
  Net realized gain/(loss) on investments                          3,926       (4,309)
  Change in ceded balances payable                                   661        9,401
  Discontinued Operations, net                                    74,879        5,759
  Other                                                           13,746        7,690
                                                               ---------    ---------
 Net Cash (Used in)/Provided by Operating Activities             (49,349)     105,166


Investing Activities:

 Securities available for sale:
  Purchases - fixed maturities                                  (852,800)    (591,931)
  Sales-fixed maturites                                          950,554      482,031
 (Purchases)/maturities of short-term
  investments, net                                              (120,588)       2,537
 Other investing activities                                       (2,032)        (448)
                                                               ---------    ---------
  Net Cash Used in Investing Activities                          (24,866)    (107,811)

Financing Activities:

  Net proceeds from exercise of stock options                      2,180        1,692
  Net proceeds from issuance of stock                             73,125            0
  Dividends paid                                                  (4,204)      (3,826)
                                                               ---------    ---------
  Net Cash Provided/(Used) by Financing Activities                71,101       (2,134)
 Decrease in Cash                                                 (3,114)      (4,779)
 Cash at Beginning of Period                                       9,893       14,103
                                                               ---------    ---------
  Cash at End of Period                                           $6,780       $9,324
                                                               =========    =========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAPITAL RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1999


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and the preparation of unaudited interim financial statements under the Rules and Regulations of the Securities and Exchange Commission and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements of Capital Re Corporation and Subsidiaries (the "Corporation") included in the Corporation's 1998 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Corporation's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Corporation income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130. For the three months and nine months ended September 30, 1999 and 1998, total comprehensive (loss)/income amounted to ($51.6) million and ($180.2) million, and $25.7 million and $65.3 million, respectively.

2. REINSURANCE

Ceded earned premium for both the three months and nine months ended September 30, 1999 and 1998 were $3.6 million and $11.1 million, and $3.0 million and $10.4 million, respectively. Ceded losses for the same periods were $5.1 million and ($45.3) million, and ($1.5) million and $1.3 million, respectively. The ($45.3) million relates to non recoverable reinsurance from International Financial Service Life Insurance Company ("IFS") on reinsurance ceded of certain blocks of single premium and flexible premium in deferred annuities.

3. INCOME TAXES

The effective tax rate for the nine months ended September 30, 1999 and 1998 is lower than the federal corporate tax rate on ordinary income of 35% due principally to the effect of tax-exempt interest income. No income taxes were paid as of September 30, 1999 and $16.1 million of income taxes were paid as of September 30, 1998.

4. SEGMENT REPORTING

The Corporation provides reinsurance to primary insurers in various specialty insurance markets. For segment reporting purposes, the Corporation's reinsurance lines of business are organized into four discrete segments - municipal financial guaranty, nonmunicipal financial guaranty (which includes credit default swap transactions), mortgage guaranty and trade credit. Two additional lines, financial solutions and title reinsurance are combined into "Other" for segment reporting purposes. Operating procedures and corporate resources are tailored to the business and regulatory needs of each line of business or segment as necessary. In cases where practical, the same procedures and or resources may be utilized for more than one line of business.

Financial guaranty insurance of municipal and nonmunicipal debt obligations, is a form of credit enhancement which, as a specialized class of surety, provides for the unconditional and irrevocable guarantee of the obligor's scheduled payment of principal and interest on investment grade municipal and non-municipal debt obligations. The premiums related to reinsurance of municipal bond insurance are generally paid in full at the time of policy issuance, credited to a deferred premium account and then recognized as revenues over the life of the reinsured obligation. As a result, only a small portion of annual premium revenue is derived from premiums written in any one year. Given the zero expected loss underwriting standard, this multi-year revenue translates into an annuity of earned premiums, which is itself supplemented by the investment income derived from the deferred premiums account. Non-municipal financial guaranty premiums are generally paid in installments over the life of the underlying obligation, also providing an annuity of earned premiums.

Mortgage guaranty insurance is a specialized class of credit insurance, providing protection to mortgage lenders against default by borrowers on low down-payment residential mortgage loans. For the Corporation's proportional mortgage guaranty business, reinsurance premiums are paid on a monthly basis and fully recognized when written. Losses are expected in the proportional business. For the non-proportional mortgage guaranty business, premiums are generally paid in full at contract inception and earned over the life, usually ten years. Generally, losses are not expected in the non-proportional mortgage guaranty business.

Credit insurance protects suppliers of goods and services from the risk of non-payment by their customers. Losses are also expected in this business. The business strategy is based on blending participation in excess of loss reinsurance programs with traditional proportional treaty lines. These contracts are generally of a one year duration and premiums are typically received in installments throughout the coverage period.

For purposes of financial planning, resource allocation and performance evaluation, segments are measured based on net underwriting profits and other income directly attributable to them. For segment reporting purposes, investment income, net realized gains/losses, operating expenses (i.e., salaries, rent, etc.), interest expense and income taxes are allocated to each segment. The mortgage segment includes equity income from an investment in a subsidiary engaged in mortgage related products. Management does not allocate assets to the Corporation's segments. Rather, assets are managed as a consolidated pool.

For marketing purposes, the Corporation aggregates its reinsurance lines of business into two divisions, Financial Guaranty and Financial Risks. The municipal and non-municipal lines (including credit default swaps) comprise the Financial Guaranty Division while the Financial Risks Division includes mortgage guaranty, trade credit, title and financial solutions.

The following tables summarize the operating results of the Corporation's segments:


                                                                      Three Months Ended September 30, 1999
                                                                                Reportable Segments
                                                 -----------------------------------------------------------------------------------
                                                 Municipal    Non-Municipal      Mortgage       Credit        Other     Consolidated
                                                 -----------------------------------------------------------------------------------
     Origination Written Premiums                    $7,022           $9,448        $8,836       $7,530       $4,629         $37,465
     Canceled Reinsurance                                 0                0             0            0            0               0
                                                  ----------------------------------------------------------------------------------
     Gross Written Premiums                           7,022            9,448         8,836        7,530        4,629          37,465
     Net Premiums Written                             6,164            9,315         8,729        7,363        4,448          36,019
     Net Premiums Earned                              9,638           10,007        13,409        5,294        4,558          42,906
     Net Underwriting (Loss)/Profit and Other
            Segment Related (Loss)/Income            $5,030           $5,581        $6,298       $1,132           $0         $18,042


                                                                      Nine Months Ended September 30, 1999
                                                                                Reportable Segments
                                                  ----------------------------------------------------------------------------------
                                                  Municipal    Non-Municipal      Mortgage       Credit        Other    Consolidated
                                                  ----------------------------------------------------------------------------------
     Origination Written Premiums                   $40,306          $32,154       $45,477      $24,725      $13,842        $156,504
     Canceled Reinsurance                                 0            9,567             0            0            0           9,567
                                                  ----------------------------------------------------------------------------------
     Gross Written Premiums                          40,306           22,587        45,477       24,725       13,842         146,937
     Net Premiums Written                            37,471           21,461        45,370       24,347       13,644         142,293
     Net Premiums Earned                             24,663           25,066        39,046       22,831       13,927         125,533
     Net Underwriting (Loss)/Profit and Other
            Segment Related (Loss)/Income           $2,034)        ($45,598)       $11,813       ($198)    ($81,158)      ($117,175)


                                                                      Three Months Ended September 30, 1998
                                                                                Reportable Segments
                                                  ----------------------------------------------------------------------------------
                                                  Municipal    Non-Municipal      Mortgage       Credit        Other    Consolidated
                                                  ----------------------------------------------------------------------------------
     Origination Written Premiums                   $7,828            $6,234       $13,091      $10,011       $4,271         $41,435
     Canceled Reinsurance                                0                 0             0            0            0               0
                                                  ----------------------------------------------------------------------------------
     Gross Written Premiums                          7,828             6,234        13,091       10,011        4,271          41,435
     Net Premiums Written                            7,139             6,164        13,092        9,959        4,271          40,625
     Net Premiums Earned                            12,756             6,834        13,712        8,544        4,369          46,215
     Net Underwriting Profit and Other
            Segment Related Income                  ($390)            $5,399        $4,986        ($377)      $1,063         $10,681



                                                                      Nine Months Ended September 30, 1998
                                                                                Reportable Segments
                                                  ----------------------------------------------------------------------------------
                                                  Municipal    Non-Municipal      Mortgage       Credit        Other    Consolidated
                                                  ----------------------------------------------------------------------------------
     Origination Written Premiums                   $46,522          $18,420      $54,329       $28,295      $11,801        $159,367
     Canceled Reinsurance                                 0                0            0             0            0               0
                                                  ----------------------------------------------------------------------------------
     Gross Written Premiums                          46,522           18,420       54,329        28,295       11,801         159,367
     Net Premiums Written                            44,493           18,350       54,253        28,139       11,801         157,036
     Net Premiums Earned                             31,954           15,597       46,345        23,139       12,136         129,171
     Net Underwriting Profit and Other
            Segment Related Income                  $12,148          $12,122      $20,143        $2,352       $3,015         $49,780

                                                       Three Months Ended
                                                          September 30,
Reconciliation to Consolidated Results                      1999           1998
                                                       ------------------------

Net Segment Income                                       $18,042        $10,681
Investment Income and Net Realized
    Gains                                                  8,636         18,261
Other Income                                               1,928            322
Operating Expense, net                                    (5,856)        (7,395)
Interest Expense & Minority Int in Subs                   (3,331)        (3,286)
                                                       ------------------------

Consolidated Income Before Taxes                         $19,419        $18,583
                                                       ------------------------



                                                       Nine Months Ended
                                                         September 30,
Reconciliation to Consolidated Results                      1999           1998
                                                       ------------------------

Net Segment Income                                     ($117,175)       $49,780
Investment Income and Net Realized
    Gains                                                 48,514         52,774
Other Income                                               5,101          1,259
Operating Expense, net                                   (18,945)       (19,980)
Interest Expense & Minority Int in Subs                   (9,947)        (9,885)
                                                       ------------------------

Consolidated Income Before Taxes                        ($92,452)       $73,948
                                                       ------------------------

5. CAPITAL INVESTMENT

On June 15, 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited, invested $75 million in the Corporation through a purchase of common stock. The proceeds were used to augment the surplus of the Corporation's operating subsidiaries. Under the stock purchase agreement, as amended, the purchase price was $16.95 common per share.

6. MERGER

On  October  6,  1999,  the  Corporation   announced  the  postponement  of  its
shareholder meeting scheduled for October 7, 1999 for consideration of the proposed merger with ACE Ltd. ("ACE") in accordance with an Agreement and Plan of Meger dated as of June 10, 1999. The postponement was the result of an unsolicited bid received by the Corporation from XL Capital Ltd. on October 6, 1999. The Corporation's Board of Directors considered and responded to competing bids from ACE and XL during the first three weeks of October. As announced by the Corporation on October 26, 1999, the Corporation signed a revised merger agreement with ACE, which increased the merger consideration payable to the Corporation's shareholders from the 0.6 ACE ordinary shares for each share of the Corporation's Common Stock provided for in the June 10, 1999 Merger Agreement, to 0.65 ACE ordinary shares for each share of the Corporation's Common Stock plus cash in an amount equal to the greater of $1.30 per share or an amount necessary to deliver $14.00 in value to the Corporation's shareholders, up to a maximum cash amount of $4.68 per share, but in no event less than $1.30 per share. The Corporation's shareholders would receive value of $14.00 per share at closing if the price of ACE's ordinary shares is between $14.34 and $19.54 per ordinary share. If the price of ACE's ordinary shares is below $14.34 per share or above $19.54 per share, the Corporation's shareholders would receive less value or more value, respectively. Closing is conditioned on the Corporation's shareholders' approval. The Corporation intends to call a special meeting of its shareholders to vote on the revised merger agreement as soon as practicable following filling and processing of a revised proxy statement/ prospectus materials.

7. LOSSES

Loss and loss adjustment expenses increased to $200.2 million from $33.7 million for the nine months ended September 30, 1999 and 1998, respectively. The $200.2 million is principally comprised of (i) an addition of $48.3 million to incurred losses for reinsurance exposure to certain asset-backed securities issued by or on behalf of Commercial Financial Services (the "CFS Securities"). In 1998, the Corporation established a loss reserve in the amount of $44.1 million for expected losses and loss adjustment expenses on this non-municipal financial guaranty transaction. The increase in losses incurred in 1999 is based on revised collection estimates on the assets underlying the CFS Securities following a recently completed transfer of all servicing to the back-up servicer under the transaction documents. On an ever to date basis, total incurred losses for the CFS Securities total $92.4 million; (ii) $75.2 million for incurred losses in the financial solutions line of business related to three reinsurance transactions with International Financial Services Life Insurance Company ("IFS"). This loss represents probable non-recoverable reinsurance from IFS relating to reinsurance ceded on certain blocks of single premium and flexible premium deferred annuities. In the second quarter of 1999, IFS was placed under an order of rehabilitation by the Missouri insurance authorities. The order of rehabilitation indicated that a substantial portion of the invested asset portfolio of IFS, and its affiliates, could not be located and IFS's ability to pay claims was severely compromised; (iii) $28.5 million of losses in the financial guaranty line of business of which approximately $14.6 million was for certain reinsured municipal obligations and approximately $13.9 million for certain reinsured non-municipal obligations. These financial guaranty loss reserves were recorded following various events occurring during the second quarter and evaluated as part of the Corporation's ongoing portfolio surveillance efforts, (iv) $16.1 million of incurred losses related to the credit line of business. The addition to the incurred losses was based on an actuarial review of the trade credit line of business conducted in the second quarter, which revealed a deficiency in such reserves associated with certain underwriting years and (v) $10.2 million of incurred losses for the mortgage line of business. Of that amount, $3.6 million was recorded after a review of the emerging loss frequency for several underwriting years covered under a specific excess of loss reinsurance contract. The balance of the mortgage reserves are associated with paid and incurred losses consistent with the Corporation's second quarter actuarial review and analysis of the reinsured mortgage portfolio.

8. DISCONTINUED OPERATIONS

The Corporation owns RGB Underwriting Agencies Ltd. ("RGB"), a Lloyd's of London ("Lloyd's") managing agency which manages four syndicates operating in the Lloyd's insurance market, and CRC Capital Ltd. ("CRC Capital"), a corporate name at Lloyd's, which provides underwriting capacity to the syndicates managed by RGB. In the third quarter of 1998, the Corporation commenced a plan of divestiture of its Lloyd's operation. Accordingly, commencing in the third quarter of 1998, the Corporation began reflecting its participation in Lloyd's as a discontinued operation. All 1999 and prior year figures presented herein reflect Lloyd's as a discontinued operation. Unable to dispose of RGB on acceptable terms the Corporation directed RGB to cease operations in the third quarter of 1999 and initiated a run-off of the managed syndicates. For the nine months ended September 30, 1999, the Corporation recorded a net loss from the discontinued Lloyd's operations of ($75.9) million. Of the ($75.9) million, ($11.7) million relates to the write-offs ($6.4 million at March 31, 1999 and $5.3 at June 30, 1999) of the estimated net realizable value of the Lloyd's operations as reflected on the Corporation's balance sheet as of December 31, 1998, and an additional charge of ($12.0) million related to Corporation's revised estimate of the net cost of disposal as of June 30, 1999, ($15.0)
million is associated with costs to run-off the operations, approximately ($35.0) million related to the Corporation's reevaluation of the Corporation's best estimate loss costs arising from the increased emergence of claims in the third quarter of 1999 and a ($2.2) million revision to estimate tax benefits. In connection with CRC Capital's capital obligations to Lloyd's a payment will be required on November 25, 1999 in the amount of approximately $21.0 million. This payment will fund excepted losses and run-off expenses discussed above.

9. OTHER

Interest paid for the nine months ended September 30, 1999 and 1998 was $3.8 million and $4.1 million, respectively.

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

The  Company  participates  in its  business  lines  through  five  wholly-owned insurance subsidiaries and two joint venture vehicles. Its wholly-owned subsidiaries are: Capital Reinsurance Company ("Capital Reinsurance"), Capital Credit Reinsurance Company Ltd. ("Capital Credit"), Capital Mortgage Reinsurance Company ("Capital Mortgage"), KRE Reinsurance Ltd. ("KRE"), and Capital Title Reinsurance Company ("Capital Title"). The Company owns a thirteen percent economic interest in ACE Capital Re Ltd. ("ACRE"), a non-consolidated, Bermuda domiciled, joint venture insurance company. The Company's joint venture partner in ACRE is ACE Bermuda Insurance, Ltd. ("ACE Bermuda"), a subsidiary of ACE Limited. In August 1999, ACE Bermuda contributed an additional $85 million in equity to ACRE and the Company's economic interest in ACRE was thereby reduced to 13.4 percent from 50 percent. The Company also owns a fifty percent interest in Lenders Residential Asset Company LLC (formerly, Lenders Mortgage Alliance Company LLC) ("LRAC"), a non-consolidated Delaware limited liability company. During the Second Quarter of 1999, the Company completed a reorganization of its operating subsidiaries. As part of the reorganization Capital Credit was merged into KRE. KRE, the surviving company, is now a direct wholly-owned subsidiary of the Company. Capital Mortgage and Capital Title are direct wholly-owned subsidiaries of KRE and KRE also holds the Company's equity interest in ACRE.

The Company's financial guaranty division conducts its business primarily through Capital Reinsurance. Capital Reinsurance is a professional reinsurance company dedicated to serving the U.S. domestic and international financial guaranty insurance markets and has established itself as a leading specialty reinsurer (by market share) of financial guaranties of investment grade debt obligations, principally municipal debt obligations. Capital Reinsurance applies a "zero expected loss" standard to its underwriting process, which is premised on a general policy of reinsuring only those obligations that are investment grade on the date reinsured and where there is no expectation of loss on the risk reinsured. Nevertheless, losses can be expected to occur in Capital Reinsurance's existing and future reinsurance and credit default swap portfolios. At the same time, consistent with its "zero expected loss" underwriting policies, Capital Reinsurance has pursued the reinsurance of investment grade non-municipal debt obligations and directed its capacity to the reinsurance of financial guaranties of asset-backed securities. In addition, Capital Reinsurance reinsures municipal and non-municipal credit risk protection on a facultative basis to a wide variety of counterparties through credit default swap transactions executed by KRE. Credit default swaps are underwritten in accordance with the same "zero expected loss" standard that applies to Capital Reinsurance's municipal and non-municipal financial guaranty business.

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

LRAC provides marketing and consulting services to mortgage lenders with regard to the origination and closing of residential mortgages and the sale of such mortgages into the capital markets. In addition, by providing direct access to lenders, it generates markets for the sale of the Company's other products. The Company also owns RGB Underwriting Agencies Ltd. ("RGB"), a Lloyd's of London ("Lloyd's") managing agency which manages four syndicates operating in the Lloyd's insurance market, and CRC Capital Ltd. ("CRC Capital"), a corporate name at Lloyd's, which provides underwriting capacity to the syndicates managed by RGB. In the third quarter of

1998,  the Company  commenced a plan of  divestiture  of its Lloyd's  operation.
Accordingly, commencing in the third quarter of 1998, the Company began reflecting its participation in Lloyd's as a discontinued operation. All 1999 and prior year figures presented herein reflect Lloyd's as a discontinued operation. Unable to dispose of RGB on acceptable terms the Company directed RGB to cease operations in the third quarter of 1999 and initiated a run-offs of the managed syndicates.. For the nine months ended September 30, 1999, the Company recorded a net loss from discontinued Lloyd's operations of ($75.9) million. Of the ($75.9) million, ($11.7) million relates to the write-offs ($6.4million at March 31, 1999 and $5.3 at June 30, 1999) of the estimated net realizable value of the Lloyd's operations as reflected on the Company's balance sheet as of
December 31, 1998, and an additional charge of $12.0 million related to Company's revised estimated of the net cost of disposal as of June 30, 1999 ($15.0) million is associated with costs to run-off the operations, approximately ($35.0) million related to the Company's reevaluation of the Company's best estimate loss arising from the increased emergence of claims in the third quarter of 1999 and a ($2.2) million revision to estimated tax benefits. In connection with CRC Capital's capital obligations to Lloyd's a payment will be required on November 25, 1999 in the amount of approximately $21.0 million. This payment will fund excepted losses and run-off expenses discussed above.

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


Results of Operations

Three Months Ended  September  30, 1999 versus Three Months Ended  September 30,
1998

Net income from continuing operations decreased to $13.1 million for the three months ended September 30, 1999 from $14.3 million for the comparable period last year. On a per share basis, the basic and diluted net income from continuing operations were both $0.36 for the three months ended September 30, 1999. For the same period of 1998, on a per share basis, basic and diluted net income from continuing operations were $0.45 and $0.44, respectively. The decrease in net income from continuing operations was primarily due to realized capital losses on sales of fixed maturity securities in the investment portfolio.

The Company recorded a ($39.2) million net loss including loss from discontinued operations for the three months ended September 30, 1999. For the same period of 1998, the Company recorded net income including income from discontinued operations of $14.5 million. On a per share basis, both basic and diluted net income including loss from discontinued operations were ($1.07). These losses were primarily attributable to negative results from the Company's discontinued Lloyd's operations.

For the same period of 1998, on a per share basis,  basic and diluted net income
including   income   from   discontinued   operations   were  $0.45  and  $0.44,
respectively.

Origination premiums written (i.e., gross premiums written before canceled reinsurance) decreased 9.6% to $37.5 million for the three months ended
September 30, 1999 from $41.4 million for the same period of 1998. Mortgage guaranty reinsurance premium decreased to $8.8 million for the three months ended September 30, 1999 compared to $13.1 million in the third quarter of 1998. This decrease was due to an increase in mortgage prepayments caused by lower interest rates as well as the Company's shift from assuming quota share mortgage guaranty reinsurance business toward assuming structured excess of loss mortgage guaranty reinsurance business. Credit reinsurance premium decreased to $7.5 million for the three months ended September 30, 1999 compared to $10.0 million in the third quarter of 1998. This decrease was in response to the Company's planned decrease in premiums written in this line of business. Non-municipal origination premiums written increased to $9.5 million for the three months ended September 30, 1999 from $6.2 million for the three months ended September 30, 1998 due to a significant increase in premiums written in the credit default swaps sector of that business. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is generally defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $4.6 million for the three months ended September 30, 1999 from $2.2 million in the prior year. The following table shows origination premiums written by line of business for the three months ended September 30, 1999 and September 30, 1998.

                                    Origination Premiums Written
                                         Three Months Ended
                                            September 30,
                                        (dollars in millions)
                                          1999          1998
                                         -----         -----
Financial Guaranty Division:
   Municipal                              $7.0          $7.8
   Non-Municipal                           9.5           6.2

Financial Risks Division:
   Mortgage                                8.8          13.1
   Credit                                  7.6          10.0
   Financial Solutions                     1.7           1.5
   Title                                   2.9           2.8
                                         -----         -----
Total Origination
Premiums Written                         $37.5         $41.4

Net premiums written decreased by 11.3% to $36.0 million for the three months ended September 30, 1999 from $40.6 million for the same period of 1998. This decrease is commensurate with the explanation described above for the decrease in origination premium. The following table shows net premiums written by line of business for the three months ended September 30, 1999 and September 30, 1998.

                                        Net Premiums Written
                                         Three Months Ended
                                            September 30,
                                        (dollars in millions)
                                          1999          1998
                                         -----         -----
Financial Guaranty Division:
   Municipal                              $6.1          $7.1
   Non-Municipal                           9.3           6.2

Financial Risks Division:
   Mortgage                                8.7          13.1
   Credit                                  7.4          10.0
   Financial Solutions                     1.6           1.4
   Title                                   2.9           2.8
                                         -----         -----
Total Net
Premiums Written                         $36.0         $40.6


For the three months ended September 30, 1999, net premiums earned decreased 7.1% to $42.9 million from $46.2 million for the comparable 1998 period. Municipal premiums earned decreased $3.2 million. This decrease was attributable to a decrease in refunded earned premium to $5.2 for the three months ended September 30, 1999 from $6.6 million for the same period in the prior year. A refunding extinguishes the Company's reinsurance liability for the refunded obligation and the Company then recognizes revenue equal to the remaining related deferred premium revenue. For the three months ended September 30, 1999 and September 30 1998, ceded earned premium was $3.6 million and $3.0 million, respectively. The following table shows net premiums earned by line of business for the three months ended September 30, 1999 and September 30, 1998.

                                          Net Premiums Earned
                                          Three Months Ended
                                             September 30,
                                         (dollars in millions)
                                          1999          1998
                                         -----         -----
Financial Guaranty Division:
 Municipal                                $9.6         $12.8
 Non-Municipal                            10.0           6.8

Financial Risks Division:
  Mortgage                                13.4          13.7
  Credit                                   5.3           8.5
  Financial Solutions                      1.7           1.6
  Title                                    2.9           2.8
                                         -----         -----
Total Net
Premiums Earned                          $42.9         $46.2

For the three months ended September 30, 1999, net investment income increased 7.3% to $17.6 million from $16.4 million for the comparable period of 1998. The Company recognized net realized losses of ($9.0) million for the three months ended June 30, 1999 compared to realized gains of $1.8 million for the same period of 1998. The capital losses resulted from of the Corporation's decision to shorten the duration of its investment portfolio.

Loss and loss adjustment expenses decreased to $12.2 million from $21.1 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in loss and loss adjustment expenses in the third quarter of 1999 was due to $9.3 million pre-tax increase in the Company's case basis loss reserve recorded in the third quarter of 1998 for losses arising from the bankruptcy of the Delaware Valley Obligated Group, a unit of Pittsburgh based Allegheny Health, Education and Research Foundation ("Allegheny"). The Company assumed its exposure to Allegheny in the ordinary course under a 1996 reinsurance treaty. Ceded losses for the three months ended September 31, 1999 and 1998 were $5.1 and ($1.5) million, respectively.

Total expenses, excluding loss and loss adjustment expenses, decreased 13.1% to $21.8 million for the three months ended September 30, 1999 from $25.1 million for the same period of 1998. This decrease was primarily attributable to incentive compensation related expenses accrued in the third quarter of 1998 in the amount of $2.1 million that are no longer expected to be incurred. Net expenses related to this incentive compensation were reversed in the fourth quarter of 1998. As such, no additional expense has been accrued in 1999. The expense ratios for the three months ended September 30, 1999 and 1998 were 43.9% and 47.6%, respectively.

For the three months ended September 30, 1999, the Company recorded federal taxes of of $6.3 million. For the three months ended September 30, 1998, the Company recorded federal income taxes payable of $4.2 million.


Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998

The Company recorded a ($57.1) million net loss from continuing operations for the nine months ended September 30, 1999. For the same period of 1998, the Company recorded net income from continuing operations of $54.3. On a per share basis, the basic and diluted net loss from continuing operations were ($1.69) and ($1.68), respectively, for the nine months ended September 30, 1999. For the same period of 1998, on a per share basis, basic and diluted net income from continuing operations were $1.70 and $1.66, respectively. The losses for the 1999 period are primarily attributable to additions to loss reserves and paid losses on specific reinsured transactions as well as portfolio exposures.

The Company recorded a ($133.0) million net loss, including loss from discontinued operations for the nine months ended September 30, 1999. For the same period of 1998, the Company recorded net income including income from discontinued operations of $54.5 million. On a per share basis, basic and diluted net income including loss from discontinued operations were ($3.94) and ($3.91), respectively for the nine months ends September 30, 1999. These losses were primarily attributable to the additions to loss reserves described above as well as negative results from the Company's discontinued Lloyd's operations. For the same period of 1998, on a per share basis, both basic and diluted net income including income from discontinued operations were $1.71 and $1.66, respectively.

Origination premiums written (i.e., gross premiums written before canceled reinsurance) decreased 1.8% to $156.5 million for the nine months ended September 30, 1999 from $159.4 million for the same period of 1998. Mortgage guaranty reinsurance premium decreased to $45.5 million for the nine months ended September 30, 1999 compared to $54.3 million in the comparable period of 1998. This decrease was due to an increase in mortgage prepayments caused by lower interest rates as well as the Company's shift from assuming quota share mortgage guaranty reinsurance business toward assuming structured excess of loss mortgage guaranty reinsurance business. Credit reinsurance premium decreased to $24.7 million for the nine months ended September 30, 1999 compared to $28.3 million in the comparable period of 1998. This decrease was in line with the Company's planned decrease in premiums written in this line of business. Non-municipal origination premiums written increased to $32.2 million for the nine months ended September 30, 1999 from $18.4 million for the nine months ended September 30, 1998 due to a significant increase in premiums written in the credit default swaps sector of that business. A credit default swap is a transaction whereby one counterparty pays a periodic fee in fixed basis points on a notional amount in return for a contingent payment by the other counterparty in the event one or more defined credit events occurs with respect to one or more third party reference securities or loans. A credit event is generally defined as a failure to pay, bankruptcy, cross acceleration (generally accompanied by a failure to pay), repudiation, restructuring, or similar nonpayment event. Credit default swap premium grew to $13.2 million for the three months ended September 30, 1999 from $4.3 million in the prior year. The following table shows origination premiums written by line of business for the nine months ended September 30, 1999 and September 30, 1998.

                                    Origination Premiums Written
                                          Nine Months Ended
                                            September 30,
                                        (dollars in millions)
                                          1999          1998
                                        ------        ------
Financial Guaranty Division:
   Municipal                             $40.3         $46.5
   Non-Municipal                          32.2          18.4

Financial Risks Division:
   Mortgage                               45.5          54.3
   Credit                                 24.7          28.3
   Financial Solutions                     4.9           3.5
   Title                                   8.9           8.4
                                        ------        ------
Total Origination
Premiums Written                        $156.5        $159.3

Net premiums written decreased by 9.4% to $142.3 million for the nine months ended September 30, 1999 from $157.0 million for the same period of 1998. This decrease is attributable to $9.6 million in canceled reinsurance resulting from the cancellation of a large non-municipal financial guaranty transaction as well as the above explanations for the decrease in origination premiums written. The following table shows net premiums written by line of business for the nine months ended September 30, 1999 and September 30, 1998.

                                        Net Premiums Written
                                          Nine Months Ended
                                            September 30,
                                        (dollars in millions)
                                         1999          1998
                                        ------        ------
Financial Guaranty Division:
   Municipal                             $37.5         $44.5
   Non-Municipal                          21.5          18.4

Financial Risks Division:
   Mortgage                               45.4          54.3
   Credit                                 24.3          28.1
   Financial Solutions                     4.7           3.3
   Title                                   8.9           8.4
                                        ------        ------
Total Net
Premiums Written                        $142.3        $157.0


For the nine months ended September 30, 1999, net premiums earned decreased to $125.5 million from $129.2 million for the comparable 1998 period. Municipal premium earned decreased $6.3 million. This decrease was primarily attributable to a decrease in refunded earned premium to $8.6 for the nine months ended September 30, 1999 from $14.5 million for the same period in the prior year. A refunding extinguishes the Company's reinsurance liability for the refunded obligation and the Company then recognizes revenue equal to the remaining related deferred premium revenue. For the nine months ended September 30, 1999 and September 30 1998, ceded earned premium was $11.1 million and $10.4 million, respectively. The following table shows net premiums earned by line of business for the nine months ended September 30, 1999 and September 30, 1998.

                                         Net Premiums Earned
                                          Nine Months Ended
                                            September 30,
                                        (dollars in millions)
                                          1999          1998
                                        ------        ------
Financial Guaranty Division:
 Municipal                               $24.7         $32.0
 Non-Municipal                            25.1          15.6

Financial Risks Division:
  Mortgage                                39.0          46.3
  Credit                                  22.8          23.1
  Financial Solutions                      5.1           3.8
  Title                                    8.8           8.4
                                        ------        ------
Total Net
Premiums Earned                         $125.5        $129.2

For the nine months ended September 30, 1999, net investment income increased 8.0% to $52.4 million from $48.5 million for the comparable period of 1998. The Company recognized net realized losses of ($3.9) million for the nine months ended September 30, 1999 compared to $4.3 million for the same period of 1998.

Loss and loss adjustment expenses increased to $200.2 million from $33.7 million for the nine months ended September 30, 1999 and 1998, respectively. The $200.2 million is principally comprised of (i) an addition of $48.3 million to incurred losses for reinsurance exposure to certain asset-backed securities issued by or on behalf of Commercial Financial Services (the "CFS Securities"). In 1998, the Company established a loss reserve in the amount of $44.1 million for expected losses and loss adjustment expenses on this non-municpal financial guaranty transaction. The increase in losses incurred in 1999 is based on revised collection estimates on the assets underlying the CFS Securities following a recently completed transfer of all servicing to the back-up servicer under the transaction documents. On an ever to date basis, total incurred losses for the CFS Securities total $92.4 million; (ii) $75.2 million for incurred losses in the financial solutions line of business related to three reinsurance transactions with International Financial Services Life Insurance Company ("IFS"). This loss represents probable non-recoverable reinsurance from IFS relating to reinsurance ceded on certain blocks of single premium and flexible premium deferred annuities. In the second quarter of 1999, IFS was placed under an order of rehabilitation by the Missouri insurance authorities. The order of rehabilitation indicated that a substantial portion of the invested asset portfolio of IFS, and its affiliates, could not be located and IFS's ability to pay claims was severely compromised; (iii) $28.5 million of losses in the financial guaranty line of business of which approximately $14.6 million was for certain reinsured municipal obligations and approximately $13.9 million for certain reinsured non-municipal obligations. These financial guaranty loss reserves were recorded following various events occurring during the second quarter and evaluated as part of the Company's ongoing portfolio surveillance efforts, (iv) $16.1 million of incurred losses related to the credit line of business. The addition to the incurred losses was based on an actuarial review of the trade credit line of business conducted in the second quarter, which revealed a deficiency in such reserves associated with certain underwriting years and (v) $10.2 million of incurred losses for the mortgage line of business. Of that amount, $3.6 million was recorded after a review of the emerging loss frequency for several underwriting years covered under a specific excess of loss reinsurance contract. The balance of the mortgage reserves are associated with paid and incurred losses consistent with the Company's second quarter actuarial review and analysis of the reinsured mortgage portfolio. Ceded losses for the nine months ended September 30, 1999 and 1998 were $(45.3) million and $1.3 million, respectively.

Total expenses, excluding loss and loss adjustment expenses, decreased 5.5% to $71.4 million for the nine months ended September 30, 1999 from $75.6 million for the same period of 1998. This decrease was primarily attributable to incentive compensation related expenses accrued through the third quarter of 1998 in the amount of $5.0 million that are no longer expected to be incurred. Net expenses related to this incentive compensation were reversed in the fourth quarter of 1998. As such, no additional expense has been accrued in 1999. The decrease was also due to a one time adjustment recorded in the second quarter of 1998 in the amount of $5.8 million to reclassify expenses to profit commission expense from losses incurred based on the terms of an inforce reinsurance contract. The expense ratios for the nine months ended September 30, 1999 and 1998 were 48.7% and 51.0%, respectively.

For the nine months ended September 30, 1999, the Company recorded federal taxes recoverable of $35.3 million. This was as a result of the significant losses incurred described above. For the nine months ended September 30, 1998, the Company recorded federal income taxes payable of $19.7 million.


Liquidity and Capital Resources

The Company relies on dividends from Capital Reinsurance and KRE to fund its payment of dividends on its capital stock and interest on its outstanding debt. The major sources of liquidity for Capital Reinsurance are funds generated from reinsurance premiums, net investment income and maturing investments. Capital Reinsurance is domiciled in the State of Maryland, and, under Maryland insurance law, the amount of the surplus of Capital Reinsurance available for distribution as dividends is subject to certain statutory restrictions. The amount available for distribution from Capital Reinsurance during 1999 with notice to, but without prior approval of, the Maryland Insurance Commissioner is limited to 10% of Capital Reinsurance's policyholders' surplus as of December 31, 1998, or approximately $32.3 million. For the nine months ended September 30, 1999, Capital Reinsurance paid dividends in the amount of $5.0 million to the Company.

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

Capital Title, also a wholly owned subsidiary of KRE, is subject to the New York insurance laws and regulations governing title insurers. Accordingly, dividends may only be declared and distributed out of earned surplus as defined under New York insurance law and only if such dividends do not reduce the company's surplus to less than 50% of its outstanding capital shares, i.e., the value of its outstanding common equity. Additionally, no dividend may be declared or distributed in an amount which, together with all dividends declared or distributed by the company during the preceding twelve months, exceeds 10% of the company's outstanding capital shares, unless, after deducting such dividends, it has a surplus at least equal to 50% of its statutory reinsurance reserve or a surplus at least equal to $250,000, whichever is greater. As of December 31, 1998, Capital Title's maximum amount payable as a dividend during 1999 is approximately $3.6 million. During 1999, Capital Title has paid a $3.6 million dividend to KRE.

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


For the nine months ended September 30, 1999, the Company declared and paid common dividends in the amount of $4.2 million or $0.12 per share.

The Company reorganized its operating subsidiaries during the second quarter of 1999. As a result, KRE has become a direct wholly-owned subsidiary of the Company. Capital Mortgage and Capital Title are now wholly-owned subsidiaries of KRE and KRE owns all of the Company's equity interest in ACRE. As part of the reorganization, approximately $137.0 million was transferred from Capital Mortgage to KRE and KRE assumed certain reinsurance liabilities form Capital Mortgage.

Cash flows from operations for the nine months ended September 30, 1999 and 1998, consisting of reinsurance premiums collected net of expenses, investment income and income taxes, were ($49.3) million and $105.2 million, respectively. The Company believes that current levels of cash flow from operations provide the Company with sufficient liquidity to meet its operating needs. The Company's non-operating cash outflows are primarily dedicated to (i) fixed-income investment activity, (ii) the payment of dividends on its common shares, (iii) payments of interest on long-term debt and (iv) the payment of its loan obligations to Capital Re LLC.

At September 30, 1999, cash and investments were approximately $1.14 billion, a decrease of $47.5 million, or 4.0%, from $1.18 billion at December 31, 1998. In managing its investment portfolio, the Company places a high priority on quality and liquidity. As of September 30, 1999, the entire investment portfolio was invested in highly rated fixed income securities.

At September 30, 1999, approximately $113.2 million, or 10.0%, of the Company's investment portfolio was composed of mortgage-backed securities ("MBS"). Of the MBS portfolio, approximately $92.3 million, or 81.5%, is backed by agencies or entities sponsored by the U.S. government as to the full amount of principal and interest. As of September 30, 1999, the entire MBS portfolio was invested in triple A rated securities. Prepayment risk is an inherent risk of holding MBS. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBS. As of September 30, 1999, $3.0 million, or approximately 2.7%, of the MBS portfolio was invested in collateralized mortgage obligations ("CMOs") which are characterized as planned amortization class CMOs ("PACs"). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining MBS portfolio, $110.2 million, or 97.3%, was invested in mortgage-backed pass-throughs or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro-rata basis to the holders of securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments within classes is contingent on the retirement of all previously paying classes. Generally, interest payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, they are not considered highly volatile securities. While the Company may consider investing in any tranche of a sequential MBS, the individual security's characteristics (duration, relative value, underlying collateral, etc.) along with aggregate portfolio risk management determine which tranche of sequential MBS will be purchased. At September 30, 1999, the Company had no securities such as interest only securities, principal only securities, or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security.

Capital Reinsurance is party to a credit facility with Deutsche Bank AG (the "DB Credit Facility") pursuant to which Deutsche Bank AG provides up to $100.0 million specifically designed to provide rating agency qualified capital to further support Capital Reinsurance's claims-paying resources. This agreement expires January 27, 2006. Capital Reinsurance has not borrowed under the DB Credit Facility. In addition, on August 20, 1996, the Company entered into a credit agreement with Chase Manhattan Bank for the provision of a $25.0 million credit facility (the "Chase Facility") which is available for general corporate purposes. Furthermore, on August 26, 1996, the Company utilized $16 million of the Chase Facility for purposes of paying subordinated notes that came due. Interest on the bank note issued under the Chase Facility is payable quarterly based upon the Company's chosen interest rate option under the terms of the Chase Facility. In November 1996, the Company utilized the remaining $9 million of the Chase Facility for purposes of acquiring RGB. Under the terms of the Chase Facility, borrowed principal in the amount of $25 million becomes payable in full on November 16, 1999. The company is currently negotiating an extension of the payment date of the Chase Facility.

On March 10, 1999, Moody's Investors Service, Inc. ("Moody's") announced that it had downgraded the financial strength rating of Capital Reinsurance to Aa2 from Aaa. This action ended a review process that began on November 5, 1998. Moody's cited increased competition in the monoline financial guaranty reinsurance industry, an increased risk profile in business assumed and rising operating leverage as reasons for the downgrade. Under certain of its reinsurance agreements with two of its financial guaranty ceding companies, Capital Reinsurance has agreed to increase the ceding commission payable under such agreements as a result of the rating action by Moody's. The increase applies to in-force and future business ceded by those companies. Total additional ceding commission expense amounted to approximately $11.8 million. The expected additional ceding commission will be amortized as the related reinsurance premium is earned. The reinsurance agreements with the two ceding companies also give those companies an option to reassume business previously ceded to Capital Reinsurance upon certain adverse rating actions; however, those options to fully reassume were not be triggered by Capital Reinsurance's March 10th downgrade. Additionally, one of the ceding companies may reassume a minor portion of its previously ceded business based on this rating action alone; that company is currently considering whether or not to exercise the option to reassume.

On December 16, 1998, Standard & Poor's ("S&P") affirmed the triple - A financial strength rating of Capital Reinsurance. In addition, on April 28, 1999 S&P affirmed the financial strength ratings of Capital Mortgage (double "A"), KRE (double "A") and Capital Credit (single "A" plus). S&P also upgraded the financial strength rating of Capital Title from double "A" minus to double "A".

On June 15, 1999, ACE Bermuda Insurance Ltd., a subsidiary of ACE Limited ("ACE"), invested $75 million in the Company through a purchase of common stock. The proceeds were used to support the Company's ongoing business activity. ACE's investment is equal to approximately 13% of the Company.

On October 6, 1999, Capital Re announced the postponement of its shareholder meeting scheduled for October 7, 1999 for consideration of the proposed merger with ACE Ltd. ("ACE") in accordance with an Agreement and Plan of Merger dated as of June 10, 1999. The postponement was the result of an unsolicited bid received by Capital Re from XL Capital Ltd. on October 6, 1999. Capital Re's Board of Directors considered and responded to competing bids from ACE and XL during the first three weeks of October. As announced by the Company on October 26, 1999, Capital Re signed a revised merger agreement with ACE which increased the merger consideration payable to Capital Re shareholders from the (the "Revised Meger Agreement") 0.6 of ACE ordinary shares for each of the Corporation's Common Stocks provided for in the June 10, 1999 Merger Agreement, to 0.65 ACE ordinary shares for each share of the Corporation's Common Stock plus cash in an amount equal to the greater of $1.30 per share or an amount necessary to deliver $14.00 in value to Capital Re shareholders, up to a maximum cash amount of $4.68 per share, but in no event be less than $1.30 per share. Capital Re shareholders would receive value of $14.00 per share at closing if the price of ACE's ordinary shares is between $14.34 and $19.54 per ordinary share. If the price of ACE's ordinary shares is below $14.34 per share or above $19.54 per share, Capital Re shareholders would receive less value or more value, respectively. Closing is conditioned on Capital Re's shareholders' approval. Capital Re intends to call a special meeting of its shareholders to vote on the revised merger agreement as soon as practicable following processing of a revised proxy statement/ prospectus materials. In connection with the revised Merger Agreement, the Company and ACE entered into a Stand-By Capital Commitment under which the Company may borrow up to $50 million upon demand. Under certain circumstance, ACE may convert outstanding borrowings into common equity of the company at $14 per share.

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

The following table provides information about the Company's fixed maturity investments at September 30, 1999 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.
                           Long-term Fixed Maturities
                    Expected Cash Flows of Principal Amounts
                              (dollars in millions)

                                                                                                             Amortized    Market
                                               1999     2000      2001      2002      2003     Thereafter      Cost       Value
                                              ------   ------    ------    ------    ------      ------       ------      ------
Tax-exempt                                      $0.0     $1.8       $.8      $1.8     $10.8      $475.0       $490.2      $485.3

    Average Interest Rate                        0.0%     5.7%      6.3%      6.4%      7.0%        5.7%          --          --

Taxable-other than mortgage-backed               3.7     42.2      37.4      39.5      23.3       185.6        331.7       323.3
securities
    Average Interest Rate                        7.6%     6.3%      7.5%      6.5%      6.6%        5.6%          --          --

Mortgage-backed securities                       2.9     10.8      10.1       9.1       9.3        72.7        114.9       113.2

    Average Interest Rate                        7.1%     7.0%      7.0%      6.9%      6.9%        6.9%          --          --
                                              ------   ------    ------    ------    ------      ------

Total                                           $6.6    $54.8     $48.3     $50.4     $43.4      $733.3       $936.8      $921.8
                                              ------   ------    ------    ------    ------      ------       ------      ------

The Company and its operating subsidiaries have consistently invested in high quality marketable securities. As a result, the Company believes that it has minimal credit quality risk. Taxable bonds in the Company's domestic portfolio consist of U.S. Treasury, government agency, mortgage-backed and corporate securities. At September 30, 1999, approximately 24.1% of taxable bonds were issued by the U.S. Treasury or U.S. government agencies and approximately 67.1% were rated AA or better by Moody's or S&P. Of the tax exempt bonds, approximately 97.9% were rated AA or better with more than 79.5% rated AAA. At September 30, 1999, both taxable and tax exempt bonds had a weighted average maturity of approximately 9.52 years.

The Company's taxable bond portfolio includes mortgage-backed securities, which comprised 25.7% of the portfolio at September 30, 1999. Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the Company's portfolio of mortgage-backed securities. The Company invests primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

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

State of Readiness

The Company has assembled a team consisting of officers and employees of the finance and information systems departments to oversee the Company's readiness for the Year 2000. In all material respects, the Company's systems are year 2000 compliant.

The following is a summary of the Company's internal readiness status:

     o In-house Applications: All key in-house applications have been tested and are Year 2000 compliant.

     o    Accounting  Software:   Vendors  for  the  major  accounting  software
          packages used by the Company have stated that the software versions the Company uses are Year 2000 compliant.

     o    Administration/Human Resources; Operating System Software; Network/Lan
          Utilities;   Desktop  Hardware:   These  applications  are  Year  2000
          compliant.

     o    General Office Services:. These systems are Year 2000 compliant.

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

                           Long-term Fixed Maturities


PART II - OTHER INFORMATION


Item 6 EXHIBITS AND REPORTS ON FORM 8-K


     (A)  THE FOLLOWING IS ANNEXED AS AN EXHIBIT:

     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------

     11             STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

     (B)  REPORTS ON FORM 8-K:

          None.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION                                                      PAGE
------    -----------                                                      ----

11.       STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
          (UNAUDITED)                                                       34

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                             CAPITAL RE CORPORATION



DATE: NOVEMBER 15, 1999                   BY /S/ DAVID A. BUZEN
                                             ------------------
                                             DAVID A. BUZEN
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER



DATE: NOVEMBER 15, 1999                   BY /S/ ALAN S. ROSEMAN
                                             -------------------
                                             ALAN S. ROSEMAN
                                             EXECUTIVE VICE PRESIDENT,
                                             GENERAL COUNSEL AND SECRETARY